Form 10-K
period 2014-12-31
HERTZ CORP
filed 2015-07-16
CIK 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-07541
THE HERTZ CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1938568 (I.R.S. Employer Identification Number)
999 Vanderbilt Beach Road - 3rd Floor Naples, Florida 34108 (239) 552-5800 (Address, including Zip Code, and telephone number, including area code, of registrant's principal executive offices)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All of the common equity of the registrant is held by an affiliate, therefore, the aggregate market value of the registrant’s common equity held by non-affiliates at June 30, 2014 is $0.
As of June 30, 2015, 100 shares of the registrant's common stock were outstanding.
Documents incorporated by reference: None

THE HERTZ CORPORATION AND SUBSIDIARIES

THE HERTZ CORPORATION AND SUBSIDIARIES

INTRODUCTORY NOTE

Unless the context otherwise requires in this Annual Report on Form 10-K, or “Annual Report” we use the following defined terms:

(i)	“Hertz” means The Hertz Corporation, our primary operating company and a direct wholly-owned subsidiary of Hertz Investors, Inc., which is wholly-owned by Hertz Global Holdings, Inc.;

(ii)	“Hertz Holdings” means Hertz Global Holdings, Inc., our top-level holding company;

(iii)	"the Company," “we,” “us” and “our” mean The Hertz Corporation and its consolidated subsidiaries;

(iv)	"Dollar Thrifty" means Dollar Thrifty Automotive Group, Inc., a consolidated subsidiary of the Company since being acquired in late 2012;

(v)
“HERC” means Hertz Equipment Rental Corporation, Hertz's wholly-owned equipment rental subsidiary, together with our various other wholly-owned international subsidiaries that conduct our industrial, construction, material handling and entertainment equipment rental business;

(vi)	"Donlen" means Donlen Corporation, a consolidated subsidiary of the Company. Donlen conducts our fleet leasing and management services.

(vii)	“cars” means cars, crossovers and light trucks (including sport utility vehicles and, outside North America, light commercial vehicles);

(viii)	“program cars” means cars purchased by car rental companies under repurchase or guaranteed depreciation programs with car manufacturers;

(ix)	“non-program cars” means cars not purchased under repurchase or guaranteed depreciation programs for which we are exposed to residual risk;

(x)	“company-operated” rental locations are those through which we, or an agent of ours, rent cars that we own or lease;

(xi)	“equipment” means industrial, construction and material handling equipment;

(xii)	*“Total RPD” means total revenue per transaction day;

(xiii)
*"Dollar Utilization" means revenue derived from the rental of equipment divided by the cost of the equipment including additional capitalized refurbishment costs (with the basis of refurbished assets reset at the refurbishment date);

(xiv)	*"Time Utilization" means the percentage of time an equipment unit is on-rent during a given period.

* Represents a Non-GAAP financial measure that is defined and reconciled to the most comparable U.S.GAAP financial measure, where applicable, in the "Results of Operations and Selected Operating Data by Segment" section of our Management's Discussion & Analysis ("MD&A").

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Annual Report and in reports we subsequently file with the United States Securities and Exchange Commission, or the “SEC,” on Forms 10-K, 10-Q, file or furnish on Form 8-K, and in related comments by our management, include “forward-looking statements.” Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “believe,” “expect,” “project,” "potential," “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecasts” or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8‑K.

Some important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under “Risk Factors” set forth in Item 1A of this Annual Report, and the following, which were derived in part from the risks set forth in Item 1A of this Annual Report:

i

THE HERTZ CORPORATION AND SUBSIDIARIES
INTRODUCTORY NOTE (Continued)

•
the effect of the restatement of our previously issued financial results for the years ended December 31, 2012 and 2013 as described in Note 2 to the restated financial statements, and any claims, investigations or proceedings arising as a result;

•	our ability to remediate the material weaknesses in our internal controls over financial reporting described in Item 9A of this Annual Report;

•	the effect of our proposed separation of HERC and ability to obtain the expected benefits of any related transaction;

•	levels of travel demand, particularly with respect to airline passenger traffic in the United States and in global markets;

•
significant changes in the competitive environment, including as a result of industry consolidation, and the effect of competition in our markets on rental volume and pricing, including on our pricing policies or use of incentives;

•
an increase in our fleet costs as a result of an increase in the cost of new vehicles and/or a decrease in the price at which we dispose of used vehicles either in the used vehicle market or under repurchase or guaranteed depreciation programs;

•	occurrences that disrupt rental activity during our peak periods;

•	our ability to achieve and maintain cost savings and efficiencies and realize opportunities to increase productivity and profitability;

•	our ability to accurately estimate future levels of rental activity and adjust the size and mix of our fleet accordingly;

•	our ability to maintain sufficient liquidity and the availability to us of additional or continued sources of financing for our revenue earning equipment and to refinance our existing indebtedness;

•	our ability to integrate the car rental operations of Dollar Thrifty and realize operational efficiencies from the acquisition;

•	our ability to maintain access to third-party distribution channels, including current or favorable prices, commission structures and transaction volumes;

•	the operational and profitability impact of the divestitures that we agreed to undertake in order to secure regulatory approval for the acquisition of Dollar Thrifty;

•	an increase in our fleet costs or disruption to our rental activity, particularly during our peak periods, due to safety recalls by the manufacturers of our vehicles and equipment;

•	changes to our senior management team;

•	a major disruption in our communication or centralized information networks;

•
financial instability of the manufacturers of our vehicles and equipment, which could impact their ability to perform under agreements with us and/or their willingness or ability to make cars available to us or the car rental industry on commercially reasonable terms;

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

THE HERTZ CORPORATION AND SUBSIDIARIES
INTRODUCTORY NOTE (Continued)

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

•	the effect of tangible and intangible asset impairment charges;

•	our exposure to uninsured claims in excess of historical levels;

•	fluctuations in interest rates and commodity prices;

•	our exposure to fluctuations in foreign exchange rates; and

•	other risks described from time to time in periodic and current reports that we file with the SEC.
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

THE HERTZ CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended December 31, 2014 includes consolidated financial statements for the years ended December 31, 2012, 2013 and 2014. The consolidated financial statements for the years ended December 31, 2012 and 2013 and selected financial data for the years ended December 31, 2011 (unaudited), 2012, and 2013 are restated.
During the preparation of our Form 10-Q for the first quarter of 2014, misstatements were identified in our previous financial statements relating to the capitalization and timing of depreciation for certain non-fleet assets, allowances for doubtful accounts in Brazil, as well as other items. These misstatements, in combination with misstatements previously identified in the revision included in our 2013 Form 10-K related to vehicle vendor allowances for marketing and misstatements related to the Brazil operations, which is further described in Note 2, Restatement, to the Notes to our consolidated financial statements under the caption Item 8, Financial Statements and Supplementary Data ("Note 2 - Restatement") resulted in the Audit Committee of our Board of Directors (the “Audit Committee” and the “Board”), in consultation with our management, concluding on June 3, 2014 that our financial statements for 2011 should no longer be relied upon and would require restatement.
In light of the above, in June 2014, the Audit Committee directed that two complementary processes be undertaken. First, the Audit Committee directed management to conduct a thorough review of our financial records for fiscal years 2011, 2012, and 2013 to determine whether further adjustments were necessary. This review, which was conducted with the assistance of outside consultants, identified additional misstatements, including misstatements related to:

•	capitalization and timing of depreciation for non-fleet capital and information technology expenditures;

•	accruals for uninvoiced non-fleet vendor obligations;

•	accrual for salvage vehicles;

•	the amortization period associated with vehicle registration and license fees;

•	reserve estimates associated with allowances for uncollectible amounts receivable for renter obligations related to damaged vehicles;

•	reserve estimates associated with allowances for doubtful accounts, including credit memos;

•	reserve estimates associated with probable credit card charge backs;

•	accruals for customer rewards programs;

•	accrued unbilled revenue;

•	reserve estimates associated with allowances for doubtful accounts for the Brazil operations;

•	accruals for travel vouchers associated with the Brazil operations;

•	Brazil operations litigation reserves;

•	other assets and intercompany accounts for the Brazil operations;

•	accruals for restoration obligations at the end of facility leases; and

•	disclosure of gross equipment and accumulated depreciation balances associated with the capitalization of refurbishment costs.

THE HERTZ CORPORATION AND SUBSIDIARIES
EXPLANATORY NOTE (Continued)

On November 10, 2014, the Audit Committee, in consultation with our management, concluded that additional proposed adjustments arising out of the review were material to our 2012 and 2013 financial statements and that, as a result, our 2012 and 2013 financial statements also would require restatement. Those restated financial statements are included in Item 8 of this Annual Report on Form 10-K. Throughout this Annual Report, the misstatements resulting in the restatement of the Company’s financial statements are referred to as “restatement matters”.
The second process, which we commenced in June 2014, involved an internal investigation of certain matters related to the accounting during prior periods. The investigation was undertaken by outside counsel, along with independent counsel for the Audit Committee. Counsel received assistance from outside consultants and new senior accounting and compliance personnel. The internal investigation is complete, although our outside counsel and the independent counsel to the Audit Committee continue to provide forensic and investigative support in connection with certain proceedings discussed in Item 3, "Legal Proceedings" and in Item 8, Note 14, “Contingencies and Off-Balance Sheet Commitments” to the consolidated financial statements in this Annual Report on Form 10-K involving our restatements and related accounting for prior periods.
Based on the internal investigation, our review of our financial records, and other work completed by our management, the Audit Committee has concluded that there were four categories of material weaknesses in our internal control over financial reporting that contributed to the material misstatements in the 2011, 2012 and 2013 consolidated financial statements. These four categories of material weaknesses as of December 31, 2014 are described below. For further information regarding management’s assessment of internal control over financial reporting, please see Item 9A, "Controls and Procedures," in this Annual Report on Form 10-K.

Control Environment
As of December 31, 2014, we did not maintain an effective control environment primarily attributable to the following identified material weaknesses:

•
Our investigation found that an inconsistent and sometimes inappropriate tone at the top was present under the then existing senior management that did not in certain instances result in adherence to accounting principles generally accepted in the United States of America (“GAAP”) and Company accounting policies and procedures. In particular, our former Chief Executive Officer’s management style and temperament created a pressurized operating environment at the Company, where challenging targets were set and achieving those targets was a key performance expectation. There was in certain instances an inappropriate emphasis on meeting internal budgets, business plans, and current estimates. Our former Chief Executive Officer further encouraged employees to focus on potential business risks and opportunities, and on potential financial or operating performance gaps, as well as ways of ameliorating potential risks or gaps, including through accounting reviews. This resulted in an environment which in some instances may have led to inappropriate accounting decisions and the failure to disclose information critical to an effective review of transactions and accounting entries, such as certain changes in accounting methodologies, to the appropriate finance and accounting personnel or our Board, Audit Committee, or independent registered public accounting firm.

•
We did not have a sufficient complement of personnel with an appropriate level of knowledge, experience, and training commensurate with our financial reporting requirements to ensure proper selection and application of GAAP in certain circumstances.

•	We did not establish clear reporting structures, reporting lines, and decisional authority responsibilities in the organization.

•
We did not design effective controls over the non-fleet procurement process, which was exacerbated by the lack of training of field personnel as part of our Oracle enterprise resource planning ("ERP") system implementation during 2013.

These material weaknesses in the control environment resulted in certain instances of inappropriate accounting decisions and inappropriate changes in accounting methodology and contributed to the following additional material weaknesses:

v

THE HERTZ CORPORATION AND SUBSIDIARIES
EXPLANATORY NOTE (Continued)

•
We did not design and maintain effective controls over certain accounting estimates. Specifically, we did not design and maintain controls over the effective review of the models, assumptions, and data used in developing estimates or changes made to assumptions and data, related to information technology expenditures; reserve estimates associated with allowances for uncollectible amounts receivable for renter obligations related to damaged vehicles; and accrued unbilled revenue.

•	We did not design and maintain effective controls over the review, approval, and documentation related to journal entries.

•	We did not design and maintain effective controls over changes to our policies and procedures over GAAP, as well as the review, approval, and documentation related to the application of GAAP.

Risk Assessment

We did not effectively design controls in response to the risks of material misstatement. This material weakness contributed to the following additional material weaknesses:

•
We did not design effective controls over certain business processes including our period-end financial reporting process. This includes the identification and execution of controls over the preparation, analysis, and review of significant account reconciliations and closing adjustments required to assess the appropriateness of certain account balances at period end.

Information and Communication

As of December 31, 2014, we did not maintain effective controls over information and communications. Specifically, we did not have an adequate process for internally communicating information between the accounting department and other operating departments necessary to support the proper functioning of internal controls. This material weakness led to misstatements in the capitalization and timing of depreciation of non-fleet capital.
Monitoring
We did not design and maintain effective monitoring controls related to the design and operational effectiveness of our internal controls. Specifically, we did not maintain personnel and systems within the internal audit function that were sufficient to ensure the adequate monitoring of control activities. This control deficiency resulted in some instances of the internal audit function’s failure to identify or sufficiently follow through on the analysis of certain inappropriate accounting decisions and changes in accounting methodology.
Our incorrect accounting was caused by the foregoing control deficiencies, along with a complex mix of structural and environmental factors. One of those factors was the tone set and pressures imposed by our former Chief Executive Officer, which were inappropriate in certain instances, and may have been a factor influencing one or more employees to record an accounting entry now determined to be improper. Other factors affecting the overall historic accounting environment and employees included the distraction caused by the multiple, conflicting business initiatives; challenges related to managing complex, inefficient legacy systems; the lack of a sufficient complement of personnel with an appropriate level of knowledge, experience, and training with GAAP; unclear reporting structures, reporting lines, and decisional authority in the organization; and other matters. Taken together, these factors fostered a control environment and other control deficiencies that in some instances enabled inappropriate accounting.

One or more of the foregoing control deficiencies contributed to the restatement of our financial statements for the years 2012 and 2013 and each of the quarters of 2013, including the misstatements of direct operating expenses, accounts payable, accrued liabilities, allowance for doubtful accounts, prepaid expenses and other assets,and non-fleet property and equipment and the related accumulated depreciation. Additionally, the foregoing control deficiencies could result in material misstatements of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

Management has assessed our internal control over financial reporting at December 31, 2014 and identified the material weaknesses described above and, accordingly, has concluded that our internal control over financial reporting was not effective at December 31, 2014. In addition, our Chief Executive Officer and Chief Financial Officer have evaluated

THE HERTZ CORPORATION AND SUBSIDIARIES
EXPLANATORY NOTE (Continued)

the findings and conclusions of the Audit Committee’s investigation, as well as the review of our financial records, and based on this evaluation have concluded that our disclosure controls and procedures are not effective at December 31, 2014, because of the existence of the four categories of material weaknesses described above.

Our independent auditors, PricewaterhouseCoopers LLP, have audited management’s assessment of internal control over financial reporting at December 31, 2014 and in their opinion concluded that we did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because the above described material weaknesses in our internal control over financial reporting existed at December 31, 2014.
We have taken, and continue to take, action to remediate the identified material weaknesses. For example, in the last two years, the Company searched for and hired a new Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, General Counsel, and over twenty highly qualified vice president- or director-level accounting employees from outside the Company, and changed and enhanced leadership in the business units associated with the restatement matters. Moreover, in response to the restatement matters and other matters identified as restatement adjustments, under the direction of the Audit Committee, commencing with the 2013 year-end close process, our senior management has directed that we dedicate additional resources and take further steps to strengthen control processes and procedures in order to identify and rectify past accounting misstatements and prevent a recurrence of the circumstances that resulted in the need to restate prior period financial statements.
We have, and continue to, identify and implement actions to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures, including plans to enhance our resources and training with respect to financial reporting and disclosure responsibilities, and to review such actions with the Audit Committee and our independent auditors. For more information on the status of our remediation efforts, please see Item 9A, "Controls and Procedures," in this Annual Report on Form 10-K.
As a result of the foregoing, we have restated our financial statements for the years ended December 31, 2012 and 2013, including the 2013 interim periods. Moreover, because we have failed to file Quarterly Reports on Form 10-Q for the quarters in the year ended December 31, 2014, we include in this Annual Report on Form 10-K the financial data and discussion for the three quarters of 2014 that would typically be disclosed in a Form 10-Q. The restatement also affects periods prior to 2012. The impact of the restatement on such prior periods is reflected as an adjustment to opening retained earnings as of January 1, 2012. In addition, we are including restated unaudited selected financial data for the year ended December 31, 2011.
The restatement of previously issued financial statements reduced our net earnings and diluted earnings per share in the year ended December 31, 2012 by approximately $58 million or $0.13 per share and in the year ended December 31, 2013 by $51 million or $0.11 per share. The cumulative impact of the out of period misstatements for all previously reported periods through December 31, 2013, including amounts associated with the revision previously reported in the 2013 Form 10-K, was approximately a $349 million reduction in pre-tax income and $231 million reduction in net income. Excluding the revision included in the 2013 Form 10-K of $26 million on a pre-tax basis and $17 million on an after-tax basis, approximately $160 million on a pre-tax basis and $100 million on an after-tax basis is included as a reduction to opening retained earnings as of January 1, 2012.

Note 2, "Restatement," to our consolidated financial statements discloses the nature of the restatement matters and adjustments and shows the impact of the restatement matters on revenues, expenses, income, assets, liabilities, equity, and cash flows from operating activities, investing activities, and financing activities, and the cumulative effects of these adjustments on the consolidated statement of operations, balance sheet, and cash flows for 2012 and 2013. For information on the impact of the restatement on the year 2011, reference is made to Item 6, "Selected Financial Data," in this Annual Report on Form 10-K.
We have not amended, and do not intend to amend, our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods prior to December 31, 2014. We also do not intend to file Quarterly Reports on Form 10-Q for the quarters in the year ended December 31, 2014. The financial statements and related financial information contained in any of our reports filed prior to this Annual Report on Form 10-K for the year ended December 31, 2014 should no longer be relied upon.

THE HERTZ CORPORATION AND SUBSIDIARIES

PART I
ITEM 1. BUSINESS

OUR COMPANY

We operate our car rental business through the Hertz, Dollar, Thrifty and Firefly brands, as of December 31, 2014, from approximately 10,880 corporate and franchisee locations in North America, Europe, Latin and South America, Asia, Australia, Africa, the Middle East and New Zealand. We are one of the largest worldwide airport general use car rental companies and our Hertz brand has approximately 9,395 corporate and franchisee locations in 145 countries. Our Dollar and Thrifty brands combined have approximately 1,380 corporate and franchisee locations in 77 countries and our Firefly brand has approximately 105 corporate and franchisee locations in 12 countries. Our Hertz brand name is one of the most recognized in the world, signifying leadership in quality rental services and products. We have an extensive network of rental locations in the United States, or "U.S.," and in all major European markets. We believe that we maintain one of the leading airport car rental brand market shares, by overall reported revenues, in the U.S. and at approximately 130 major airports in Europe where we have company-operated locations and where data regarding car rental concessionaire activity is available. Our equipment rental business is operated through the Hertz Equipment Rental brand from more than 350 branches in the U.S., Canada, France, Spain, the United Kingdom, China and Saudi Arabia, as well as through our international franchisees. In addition to car rental and equipment rental businesses, we provide fleet leasing and management services through our Donlen subsidiary.

CORPORATE HISTORY

Hertz was incorporated in Delaware in 1967. Hertz is a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Ford Motor Company acquired an ownership interest in Hertz in 1987. Prior to this, Hertz was a subsidiary of United Continental Holdings, Inc., which acquired Hertz's outstanding capital stock from RCA Corporation in 1985.

In December 2005, certain private investment funds, which we refer to collectively as the “Sponsors,” through Hertz Investors, Inc. acquired all of Hertz's common stock from Ford Holdings LLC. Hertz Investors Inc. continues to own 100% of the Company. Hertz Holdings was incorporated in Delaware in 2005 to serve as the top-level holding company for the consolidated Hertz business.

In May 2013, we announced plans to relocate our worldwide headquarters to Estero, Florida from Park Ridge, New Jersey which is expected to be completed by late 2015.

In March 2014, we announced that our Board of Directors approved plans to separate Hertz into two independent, publicly traded companies. One of the companies will continue to operate the Hertz, Dollar, Thrifty and Firefly car rental businesses as well as Donlen; and the other will operate the Hertz Equipment Rental Corporation, or "HERC." The separation is planned to be in the form of a tax-free spin-off to Hertz Holdings shareholders, and we expect to separate the businesses in a tax-efficient manner.

OUR BUSINESS SEGMENTS

We have identified four reportable segments, which are organized based on the products and services provided by our operating segments and the geographic areas in which our operating segments conduct business, as follows:

•
U.S. Car Rental - Rental of cars, crossovers and light trucks, as well as ancillary products and services, in the U.S. We maintain a substantial network of car rental locations and we believe we have the largest number of company-operated airport car rental locations in the U.S., enabling us to provide consistent quality and service. We also have franchisees and associates that operate rental locations under our brands throughout the U.S.

•
International Car Rental - Rental of cars, crossovers and light trucks, as well as ancillary products and services, internationally. We maintain a substantial network of company-operated car rental locations internationally, a majority of which are in Europe. Our franchisees and associates also operate rental locations in approximately 144 countries and jurisdictions, including many of the countries in which we also have company-operated rental locations.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

•
Worldwide Equipment Rental - Rental of industrial, construction, material handling and other equipment. We believe that HERC is one of the largest equipment rental companies in the U.S. and Canada combined. HERC rents a broad range of earthmoving, material handling, aerial and electrical equipment, air compressors, power generators, pumps, small tools, compaction equipment, construction-related trucks, and other commercial vehicles. HERC also derives revenues from the sale of new equipment and contractor supplies as well as through its Hertz Entertainment Services division, which rents studio and production equipment products used primarily in the U.S. entertainment industry.

•
All Other Operations - Comprised of our Donlen business, which provides fleet leasing and management services, and other business activities, such as our Hertz Claims Management subsidiary ("HCM"), which provides our claim management service. Donlen is a leading provider of fleet leasing and management services for corporate fleets. Donlen's fleet management programs provide outsourcing solutions to reduce fleet operating costs and improve driver productivity. These programs include administration of preventive maintenance, advisory services, and fuel and accident management along with other complementary services. Additionally, Donlen provides a specialized consulting and technology expertise that allows us to model, measure and manage fleet performance more effectively and efficiently.

Set forth below are charts showing revenues by reportable segment and revenues by geographic area for the year ended December 31, 2014, and revenue earning equipment at net book value as of December 31, 2014:

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

For further financial information on our segments for the years ended December 31, 2014, 2013 and 2012, see (i) Note 12, "Segment Information," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” and (ii) Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Selected Operating Data by Segment" included in this Annual Report.

U.S. and International Car Rental Segments

Our U.S. and international car rental segments generated $6,471 million and $2,436 million, respectively, in revenues during the year ended December 31, 2014.

Markets

We believe that the global car rental industry exceeds $51 billion in annual revenues. According to Auto Rental News, car rental industry revenues in the U.S. were estimated to be approximately $26 billion for 2014 and grew in 2014 by 7%. Rentals by airline travelers at or near airports, or ‘‘airport rentals,’’ are influenced by developments in the travel industry and particularly in airline passenger traffic, or ‘‘enplanements,’’ as well as the Gross Domestic Product, or ‘‘GDP.’’ The off airport portion of the industry has rental volume primarily driven by local business use, leisure travel and insurance replacements.

We believe car rental industry revenues in Europe account for over $13 billion in annual revenues, with the airport portion of the industry comprising approximately 38% of the total. Because Europe has generally demonstrated a lower historical reliance on air travel, the European off airport car rental market is significantly more developed than it is in the U.S. Within Europe, the largest markets are Germany, France, Spain, Italy and the United Kingdom. We believe total rental revenues for the car rental industry in Europe in 2014 were approximately $11 billion in ten countries—Germany, the United Kingdom, France, Italy, Spain, the Netherlands, Belgium, the Czech Republic, Luxembourg and Slovakia—where we have company-operated rental locations and approximately $2 billion in 11 other countries—Ireland, Sweden, Portugal, Greece, Denmark, Austria, Poland, Finland, Malta, Hungary and Romania—where our Hertz brand is present through our franchisees.

We believe car rental industry revenues in Asia Pacific account for over $12 billion in annual revenues, with the airport portion of the industry comprising approximately 20% of the total. Within Asia Pacific, the largest markets are China, Australia, Japan and South Korea. In each of these markets we have company-operated rental locations or where our Hertz brand is present through our partners, franchisees or companies in which we own an equity interest and to whom we have licensed the Hertz brand.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Brands

Our U.S. and international car rental businesses are primarily operated through four brands - Hertz, Dollar, Thrifty and Firefly. We offer multiple brands in order to provide customers a full range of rental services at different price points. Each of our brands generally maintains separate airport counters, reservations and reservation systems, marketing and all other customer contact activities, however a single management team manages all four brands.

The Hertz brand is one of the most recognized brands in the world. Our customer surveys in the U.S. indicate that Hertz is the car rental brand most associated with the highest quality service. This is consistent with numerous published best-in-class car rental awards that we have won, both in the U.S. and internationally, over many years. We have sought to support our reputation for quality and customer service in car rental through a variety of innovative service offerings, such as our customer loyalty program and our global expedited rental program (Gold Plus Rewards), our one-way rental program (Rent-it-Here/Leave-it-There), our national-scale luxury rental program (Prestige Collection), our sports car rental program (Adrenaline Collection), our environmentally friendly rental program (Green Traveler Collection), our elite sports and luxury car rental program (Dream Cars), our car sharing service (Hertz 24/7TM) and our in-car navigational services (Hertz NeverLost). We intend to maintain our position as a premier provider of rental services through an intense focus on service, quality and product innovation.

Dollar and Thrifty are positioned as value car rental brands in the travel industry. The Dollar brand's main focus is serving the airport vehicle rental market, which is comprised of business and leisure travelers. The majority of its locations are on or near airport facilities. Dollar operates primarily through company-owned locations in the U.S. and Canada, and also licenses to independent franchisees which operate as a part of the Dollar brand system. Thrifty serves both the airport and off airport markets through company-owned locations in the U.S. and Canada and licenses to independent franchisees which operate as part of the Thrifty brand system.

In March 2013, we launched our Firefly brand in Europe, which is a deep value brand for price conscious leisure travelers. In August 2013, we announced the expansion of our Firefly brand into the U.S. We have Firefly locations servicing local area airports in select U.S. and international leisure markets where other deep value brands have a significant presence. Firefly enables us to access the highly value-conscious, leisure car rental market in the U.S. which we temporarily exited in 2012 after divesting our Simply Wheelz subsidiary, which operated our Advantage brand.

Operations

Locations

We operate both airport and off airport locations which utilize common car fleets, are supervised by common country, regional and local area management, use many common systems and rely on common maintenance and administrative centers. Additionally, our airport and off airport locations utilize common marketing activities and have many of the same customers. We regard both types of locations as aspects of a single, unitary, car rental business.

Airport

As of December 31, 2014, we had approximately 1,715 airport rental locations in the U.S. and 1,395 airport rental locations internationally. Our international car rental operations have company-operated locations in Australia, Belgium, Brazil, Canada, the Czech Republic, France, Germany, Italy, Luxembourg, the Netherlands, New Zealand, Puerto Rico, Slovakia, Spain, the United Kingdom and the U.S. Virgin Islands. We believe that our extensive U.S. and international network of company-operated locations contributes to the consistency of our service, cost control, fleet utilization, yield management, competitive pricing and our ability to offer one-way rentals.

For our airport company-operated rental locations, we have obtained concessions or similar leasing, licensing or permitting agreements or arrangements, collectively “concessions,” granting us the right to conduct a car rental business at the respective airport. Our concessions were obtained from the airports' operators, which are typically governmental bodies or authorities, following either negotiation or bidding for the right to operate a car rental business. The terms of an airport concession typically require us to pay the airport's operator concession fees based upon a specified percentage of the revenues we generate at the airport, subject to a minimum annual guarantee. Under most concessions, we must also pay fixed rent for terminal counters or other leased properties and facilities. Most concessions

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

are for a fixed length of time, while others create operating rights and payment obligations that are terminable at any time.

The terms of our concessions typically do not forbid us from seeking, and in a few instances actually require us to seek, reimbursement from customers of concession fees we pay; however, in certain jurisdictions the law limits or forbids our doing so. Where we are required or permitted to seek such reimbursement, it is our general practice to do so. Certain of our concession agreements require the consent of the airport's operator in connection with material changes in our ownership. A growing number of larger airports are building consolidated airport car rental facilities to alleviate congestion at the airport. These consolidated rental facilities may eliminate certain competitive advantages among the brands as competitors operate out of one centralized facility for both customer rental and return operations, share consolidated busing operations and maintain image standards mandated by the airports. See Item 1A, "Risk Factors” in this Annual Report.

Off Airport

As of December 31, 2014, we had approximately 3,695 off airport locations in the U.S. and 4,075 off airport rental locations internationally. Our off airport rental customers include people who prefer to rent cars closer to their home or place of work for business or leisure purposes, as well as those needing to travel to or from airports. Our off airport customers also include people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies following accidents in which their cars were damaged, those expecting to lease cars that are not yet available from their leasing companies and those needing cars while their vehicle is being repaired or is temporarily unavailable for other reasons; we call these customers “replacement renters.”

When compared to our airport rental locations, an off airport rental location typically uses smaller rental facilities with fewer employees, conducts pick-up and delivery services and serves replacement renters using specialized systems and processes. On average, off airport locations generate fewer transactions per period than airport locations.

Although we believe our market share for off airport rentals is generally smaller than our market share for airport rentals, our off airport locations offer us the following benefits:

•
Provides customers a more convenient and geographically extensive network of rental locations, thereby creating revenue opportunities from replacement renters, non-airline travel renters and airline travelers with local rental needs;

•	Provides a more balanced revenue mix by reducing our reliance on air travel and therefore limiting our exposure to external events that may disrupt airline travel trends;

•	Contributes to higher fleet utilization as a result of the longer average rental periods associated with off airport business, compared to those of airport rentals;

•	Insurance replacement rental volume is less seasonal than that of other business and leisure rentals, which permits efficiencies in both fleet and labor planning; and

•
Cross-selling opportunities exist for us to promote off airport rentals among frequent airport Hertz Gold Plus Rewards program renters and, conversely, to promote airport rentals to off airport renters. In view of those benefits, we intend to seek profitable growth in the off airport rental market, both in the U.S. and internationally.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Rates

We rent a wide variety of makes and models of cars. We rent cars on an hourly (in select markets), daily, weekend, weekly, monthly or multi-month basis, with rental charges computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. Our rates vary by brand and at different locations depending on local market conditions and other competitive and cost factors. While cars are usually returned to the locations from which they are rented, we also allow one-way rentals from and to certain locations. In addition to car rentals and franchisee fees, we generate revenues from reimbursements by customers of airport concession fees and vehicle licensing costs, fueling charges, and charges for ancillary customer products and services such as supplemental equipment (child seats and ski racks), loss or collision damage waiver, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service, Hertz NeverLost navigation systems and satellite radio services.

Reservations

We accept reservations for our cars on a brand-by-brand basis, with each of our brands maintaining, and accepting reservations through, an independent internet site. Our brands generally accept reservations only for a class of vehicles, although Hertz accepts reservations for specific makes and models of vehicles in our Prestige Collection, our Adrenaline Collection, our Green Traveler Collection, our Dream Cars collection with a limited number of models in high-volume, leisure-oriented destinations.

When customers reserve cars for rental from us and our franchisees, they may seek to do so through travel agents or third-party travel websites. In many of those cases, the travel agent or website will utilize a third-party operated computerized reservation system, also known as a Global Distribution System, or “GDS,” to contact us and make the reservation.

In major countries, including the U.S. and all other countries with company-operated locations, customers may also reserve cars for rental from us and our franchisees worldwide through local, national or toll-free telephone calls to our reservations center, directly through our rental locations or, in the case of replacement rentals, through proprietary automated systems serving the insurance industry. Additionally, we accept reservations for rentals worldwide through our websites, for us and our franchisees. We also offer the ability to reserve cars through our smartphone apps for the Hertz, Dollar and Thrifty brands.

Customer Service Offerings

At our major airport rental locations, as well as at some smaller airport and off airport locations, customers participating in our Hertz Gold Plus Rewards program are able to rent vehicles in an expedited manner. Participants in our Hertz Gold Plus Rewards program in the U.S. often bypass the rental counter entirely and proceed directly to their vehicles upon arrival at our facility. Participants in our Hertz Gold Plus Rewards program are also eligible to earn Gold Plus Rewards points that may be redeemed for free rental days or converted to awards of other companies' loyalty programs. For the year ended December 31, 2014, rentals by Hertz Gold Plus Rewards members accounted for approximately 41% of our worldwide rental transactions. We believe the Hertz Gold Plus Rewards program provides a significant competitive advantage to us, particularly among frequent travelers, and we have targeted such travelers for participation in the program.

Hertz has introduced a number of customer service offerings in recent years in order to further differentiate itself from the competition. The most significant new offering was Gold Choice. Hertz Gold Choice now offers Gold Plus Rewards members an option to choose the car they drive. Members' cars are still preassigned but Gold Choice allows the member the option to choose a different model and color from those cars available at the new Gold Choice area. This service is free of charge to Hertz Gold Plus Rewards members who book a midsize class or above. The Gold Choice program is offered at 56 U.S. airport locations and 8 locations in Europe.

Hertz also offers a Mobile Gold Alerts service, also known as "Carfirmations™," through which an SMS text message and/or email is sent with the vehicle information and location, with the option to choose another vehicle from their smart phone prior to arrival. It is available to participating Gold Plus Rewards customers approximately 30 minutes prior to their arrival. We also offer Hertz e-Return, which allows customers to drop off their car and go at the time of rental return. Additionally, in select locations customers can bypass the rental line through our ExpressRent Kiosks.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Global Car-Sharing

We offer a global car-sharing membership service, referred to as Hertz 24/7TM, which rents cars by the hour and/or by the day, at various locations in the U.S., Canada, Europe and Australia. Members reserve vehicles online, then pick up the vehicles at various locations throughout a city, at a university or a corporate campus without the need to visit a Hertz rental office. Members are charged an hourly or daily car-rental fee which includes fuel, insurance, 24/7 roadside assistance, in-car customer service and an allowance to drive 180 miles per 24-hour period.

Customers and Business Mix

We conduct active sales and marketing programs to attract and retain customers. Our commercial and travel industry sales force calls on companies and other organizations whose employees and associates need to rent cars for business purposes. In addition, our sales force works with membership associations, tour operators, travel companies and other groups whose members, participants and customers rent cars for either business or leisure purposes. Our specialized sales force calls on companies with replacement rental needs, including insurance and leasing companies, automobile repair companies, and car dealers. We also advertise our car rental offerings through a variety of traditional media channels, such as television and newspapers, direct mail and the internet. In addition to advertising, we conduct a variety of other forms of marketing and promotion, including travel industry business partnerships and press and public relations activities.

We categorize our car rental business based on (i) the purpose for which customers rent from us (business or leisure) and (ii) the type of location from which they rent (airport or off airport). The table below sets forth the percentages of rental revenues and rental transactions in our U.S. and international operations based on these categories.

	Year Ended December 31, 2014
	U.S.		International
	Revenues	Transactions	Revenues	Transactions
Type of Car Rentals
By Customer:
Business	35%	41%	59%	65%
Leisure	65	59	41	35
	100%	100%	100%	100%
By Location:
Airport	72%	65%	55%	57%
Off airport	28	35	45	43
	100%	100%	100%	100%

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

Customers who rent from us for “leisure” purposes include not only individual travelers booking vacation travel rentals with us but also people renting to meet other personal needs. Leisure rentals, generally, are longer in duration and generate more revenue per transaction than do business rentals. Leisure rentals also include rentals by customers of U.S. and international tour operators, which are usually a part of tour packages that can include air travel and hotel accommodations.

Our business and leisure customers rent from both our airport and off airport locations. Demand for airport rentals is correlated with airline travel patterns, and transaction volumes generally follow enplanement and GDP trends on a global basis. Customers often make reservations for airport rentals when they book their flight plans, which make our strong relationships with travel agents, associations and other partners (e.g., airlines) a key competitive advantage in generating consistent and recurring revenue streams.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Off airport rentals include insurance replacements, therefore, we must establish agreements with the referring insurers establishing the relevant rental terms, including the arrangements made for billing and payment. While we estimate our share of the insurance replacement rental market was approximately 16% of the estimated insurance rental revenue volume in the U.S. for the year ended December 31, 2014, we have identified approximately 193 insurance companies, ranging from local or regional carriers to large, national companies, as our target insurance replacement market. As of December 31, 2014, we were a preferred or recognized supplier of 180 of these approximately 193 insurance companies and a co-primary at 39 of these approximately 193 insurance companies.

Fleet

We believe we are one of the largest private sector purchasers of new cars in the world. During the year ended December 31, 2014, we operated a peak rental fleet in the U.S. of approximately 517,500 cars and a combined peak rental fleet in our international operations of approximately 189,000 cars, and in each case exclusive of our franchisees' fleet and Donlen's leasing fleet. During the year ended December 31, 2014, our approximate average holding period for a rental car was 20 months in the U.S. and 14 months in our international operations.

The cars we purchase are either program cars or non-program cars. For program cars, under our repurchase programs, the manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during established repurchase or auction periods, subject to, among other things, certain car condition, mileage and holding period requirements. Repurchase prices under repurchase programs are based on either a predetermined percentage of original car cost and the month in which the car is returned or the original capitalized cost less a set daily depreciation amount. Guaranteed depreciation programs guarantee on an aggregate basis the residual value of the cars covered by the programs upon sale according to certain parameters which include the holding period, mileage and condition of the cars. These repurchase and guaranteed depreciation programs limit our residual risk with respect to cars purchased under the programs and allow us to determine depreciation expense in advance.

Program cars as a percentage of all cars purchased within each of our U.S. and International car rental segments were as follows:

	Years Ended December 31,
	2014	2013	2012	2011	2010
U.S.	49%	18%	19%	45%	54%
International	59%	57%	53%	55%	56%

A significant percentage of our car rental fleet is purchased from the following vehicle manufacturers:

	As of December 31, 2014
	U.S.	International	Worldwide Total
General Motors Company	27%	13%	24%
Fiat Chrysler Motor Company	17%	3%	14%
Nissan Motor Company	17%	5%	14%
Toyota Motor Corporation	15%	9%	13%
Ford Motor Company	8%	18%	10%

Purchases of cars are financed through cash from operations and by active and ongoing global borrowing programs. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” in this Annual Report.

We maintain automobile maintenance centers at or near certain airports and in certain urban and off airport areas, which provide maintenance facilities for our car rental fleet. Many of these facilities include sophisticated car diagnostic and repair equipment and are accepted by automobile manufacturers as eligible to perform and receive reimbursement for warranty work. Collision damage and major repairs are generally performed by independent contractors.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Non-program cars are not purchased under repurchase or guaranteed depreciation programs. Rather, we dispose of non-program cars, as well as program cars that become ineligible for manufacturer repurchase or guaranteed depreciation programs, through a variety of disposition channels, including auctions, brokered sales, sales to wholesalers and dealers and, to a lesser extent and primarily in the U.S., sales at retail through a network of approximately 77 company-operated car sales locations, as of December 31, 2014, dedicated to the sale of used cars from our rental fleet.

We also offer Rent2Buy in 35 states and several European countries, an innovative program designed to sell used rental cars. Customers have an opportunity for a three-day test rental of a competitively priced car from our rental fleet. If the customer purchases the car, he or she is credited with up to three days of rental charges, and the purchase transaction is completed through the internet and by mail in those states where permitted.

During the year ended December 31, 2014, of the cars sold in our U.S. car rental operations that were not repurchased by manufacturers, we sold approximately 37% at auction, 37% through dealer direct and 26% through our Rent2Buy program or at retail locations. During the year ended December 31, 2014, of the cars sold in our international car rental operations that were not repurchased by manufacturers, we sold approximately 3% at auction, 5% through our Rent2Buy program or at retail locations and 92% through dealer direct.

Franchisees

In certain U.S. and international markets, we have found it efficient to utilize independent franchisees, which rent cars that they own, under our Hertz, Dollar, Thrifty or Firefly brands. In certain markets and under certain circumstances, franchisees are given the opportunity to acquire franchises for multiple brands.

We believe that our franchisee arrangements are important to our business because they enable us to offer expanded national and international service and a broader one-way rental program. Licenses are issued principally by our wholly-owned subsidiaries, under franchise arrangements to independent franchisees and affiliates who are engaged in the car rental business in the U.S. and in many other countries.

Franchisees generally pay fees based on a percentage of their revenues or the number of cars they operate. The operations of all franchisees, including the purchase and ownership of vehicles, are financed independently by the franchisees, and we do not have any investment interest in the franchisees or their fleets. Fees from franchisees are used to, among other things, generally support the cost of our brand awareness programs, reservations system, sales and marketing efforts and certain other services. In return, franchisees are provided the use of the applicable brand name, certain operational support and training, reservations through our reservations channels, and other services. In addition to car rental, certain franchisees outside the U.S. engage in car leasing, chauffeur-driven rentals and renting camper vans.

U.S. franchisees ordinarily are limited as to transferability without our consent and are terminable by us only for cause or after a fixed term. Franchisees in the U.S. may generally terminate for any reason on 90 days' notice. In Europe and certain other international jurisdictions, franchisees typically do not have early termination rights. Initial license fees or the price for the sale to a franchisee of a company-owned location may be payable over a term of several years. We continue to issue new licenses and, from time to time, purchase franchisee businesses.

Competition

In the U.S., in addition to local and regional vehicle rental companies, our principal car rental industry competitors are Avis Budget Group, Inc., or “ABG,” which currently operates the Avis, Budget, ZipCar and Payless brands and Enterprise Holdings, which operates the Enterprise Rent-A-Car Company, or "Enterprise," National Car Rental and Alamo Rent A Car brands.

In Europe, in addition to us, the principal pan-European participants in the car rental industry are ABG, operating the Avis, Budget and Zipcar brands, and Europcar. In certain European countries, there are also other companies and brands with substantial market shares, including Sixt AG (operating the Sixt brand) in Belgium, France, Germany, Luxembourg, the Netherlands, Spain, Switzerland and the United Kingdom; and Enterprise (operating the Enterprise brand) in France, Germany, Ireland and the United Kingdom.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Competition among car rental industry participants is intense and is primarily based on price, vehicle availability and quality, service, reliability, rental locations, product innovation, competition from on-line travel agents and car rental brokers. We believe that the prominence and service reputation of the Hertz brand, our extensive worldwide ownership of car rental operations and our commitment to innovation and service provide us with a competitive advantage. Additionally, our Dollar, Thrifty and Firefly brands enable us to compete across multiple market segments.

Seasonality

Our car rental operations are a seasonal business, with decreased levels of business in the winter months and heightened activity during spring and summer for the majority of countries where we generate our revenues. To accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. As business demand declines, fleet and staff are decreased accordingly. Certain operating expenses, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs, remain fixed and cannot be adjusted for seasonal demand.

The following chart sets forth this seasonal effect of our car rental operations by presenting quarterly revenues for each of the years ended December 31, 2014, 2013 and 2012. Amounts are computed independently each quarter, therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

*Amounts for the period from January 1, 2012 through November 18, 2012 exclude revenues for Dollar Thrifty, which was acquired on November 19, 2012.

Worldwide Equipment Rental

Our worldwide equipment rental segment generated $1,571 million in revenues during the year ended December 31, 2014.

Markets

Through HERC, we operate the Hertz Equipment Rental brand business in the U.S., Canada, France, Spain, China and Saudi Arabia and have a branch of our entertainment services business in the United Kingdom. We estimate the size of the North American portion of the rental industry dealing with equipment of the type HERC rents, which is highly fragmented with few national competitors and many regional and local operators, increased to approximately $38 billion in annual revenues for 2014 from $36 billion in annual revenues for 2013. On the basis of total revenues, we believe HERC is one of the largest equipment rental companies in the U.S. and Canada combined. Other market data indicates that the equipment rental industries in China, France and Spain generate approximately $5 billion, $2.5 billion and $1 billion in annual revenues, respectively, although the portions of those markets in which HERC competes are smaller.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Operations

Product Offerings

HERC offers a broad range of equipment for rental including earthmoving, material handling, aerial and electrical equipment, air compressors, pumps, power generators, small tools, compaction equipment, studio and production equipment, construction-related trucks and other commercial vehicles.

HERC's comprehensive fleet enables it to supply equipment to a wide variety of customers from local contractors to large industrial plants. The fact that many larger companies, particularly those with industrial plant operations, now require single source vendors to manage their total equipment needs fits well with HERC's core competencies. Arrangements with these large national companies include maintenance of the tools and equipment they own, supplies and rental tools for their labor force and custom management reports. HERC supports this through its dedicated in-plant operations, tool trailers and plant management systems.

Ancillary to its rental business, HERC is a retailer of certain brands of new equipment in North America, and sells contractor supplies such as construction consumables, tools, small equipment and safety supplies at many of its rental locations globally. The type of new equipment that HERC sells varies by location.

Hertz Entertainment Services, or "HESC" is a division of HERC that provides single-source car and equipment rental solutions to the entertainment and special events industries by offering customized vehicle and equipment rental solutions for motion picture and television productions, as well as turn-key solutions for live sports, corporate events and festivals. Specialized equipment available to this industry includes grip and lighting equipment, quiet power generation, boomlifts, forklifts and platform lifts, all of which can be delivered to production locations. HESC's services are tailored to fit the needs of large and small productions alike with competitive pricing and customized, monthly billing.

Locations

As of December 31, 2014, HERC had more than 350 branches throughout the U.S., Canada, France, Spain, China and Saudi Arabia. HERC's rental locations generally are situated in industrial or commercial zones. Additionally, HESC has operations in the United Kingdom.

Acquisitions and Joint Venture

Over the last five years, HERC has completed 11 acquisitions to strengthen its position in a variety of specialty rental markets, including the broader industrial market, the oil and gas submarket of the industrial market and the motion picture and television production industries.

In February 2010, HERC entered into a joint venture with Saudi Arabia based Dayim Holdings Company, Ltd. to establish equipment rental operations in the Kingdom of Saudi Arabia. The joint venture was extended into Qatar in 2014; however, the location is not currently operational. The joint venture entity rents and sells equipment and tools to construction and industrial markets throughout the Kingdom of Saudi Arabia.

Customers

HERC operates in a wide range of customer segments across construction, infrastructure, industrial and specialty verticals. Key areas that HERC serves under these verticals include commercial, engineering, oil and gas, petrochemical, railroads and entertainment. Serving a wide range of industries enables HERC to reduce dependency on a single or limited number of customers and assists in reducing the seasonality of HERC's revenues and its impact from any one segment's cycle. HERC operates in both small and large metropolitan markets which enables it to reduce risk by having no single customer make up more than 3% of HERC's worldwide rental revenues for the year ended December 31, 2014. Of HERC's North American rental revenues for the year ended December 31, 2014, approximately 38% of revenues were derived from construction activity, 26% from industrial activity, while the remaining revenues were generated by rentals to government, railroad, entertainment and other types of customers.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

HERC enters into rental agreements with companies, governmental bodies or other organizations seeking to rent HERC's assets. HERC delivers much of its equipment to customer job sites and retrieves the equipment from the job sites upon conclusion of the rental. HERC extends credit terms to many of its customers to pay for rentals.

Fleet

HERC acquires its equipment from a variety of manufacturers. The equipment is typically new at the time of acquisition and is not subject to any repurchase program. The per-unit acquisition cost of units of rental equipment in HERC's fleet varies from under $100 to over $200,000. As of December 31, 2014, the average per-unit acquisition cost (excluding small equipment purchased for less than $5,000 per unit) for HERC's fleet in the U.S. was approximately $41,000 and the average age of HERC's worldwide rental fleet was 43 months.

HERC disposes of its used equipment through a variety of channels, including private sales to customers and other third parties, sales to wholesalers, brokered sales and auctions.

Franchisees

HERC licenses the Hertz name to equipment rental businesses in four countries in Europe, one country in the Middle East, one country in Central Asia, one country in Central America and one country in South America. The terms of those licenses are broadly similar to those we grant to our international car rental franchisees.

Competition

HERC's competitors in the equipment rental industry range from other large national companies to regional and local businesses. In each of the countries where HERC operates, the equipment rental industry is highly fragmented, with large numbers of companies operating on a regional or local scale and the number of industry participants operating on a national scale being much smaller. HERC is one of the principal national-scale industry participants in the U.S., Canada and France. HERC's operations in North America represented approximately 93% of our worldwide equipment rental revenues during the year ended December 31, 2014. In the U.S. and Canada, the other top national-scale industry participants are United Rentals, Inc., H&E Equipment Services, Inc. and Sunbelt Rentals. In France, the other principal national-scale industry participants are Loxam and Kiloutou. Aggreko is a global competitor in the power generation rental markets in the same markets which HERC participates. In China, the other principal national-scale industry participants are Zicheng Corporation, Jin He Yuan, Lei Shing Hong and Far East Rental. In Saudi Arabia, the other principal national-scale industry participants are Bin Quraya, Al Zahid Tractors (CAT), Saudi Diesel, Rapid Access, Eastern Arabia and Rental Solutions & Services (RSS) Saudi Ltd.

Competition in the equipment rental industry is intense, and it often takes the form of price competition. We believe that HERC's competitive success has been primarily the product of its approximately 50 years of experience in the equipment rental industry, its systems and procedures for monitoring, controlling and developing its branch network, its capacity to maintain a comprehensive rental fleet, the reliability and safety of its equipment, the quality of its sales force and its established national accounts program.

Seasonality

Our worldwide equipment rental operation is a seasonal business, with demand for our rental equipment tending to be lower in the winter months. We have the ability to manage fleet capacity, the most significant portion of our cost structure, to meet market demand. For instance, to accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. A number of our other major operating costs are directly related to revenues or transaction volumes, however, certain operating expenses, including rent, insurance, and administrative overhead, remain fixed and cannot be adjusted for seasonal demand.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

The following chart sets forth this seasonal effect of our equipment rental operations by providing quarterly revenues for each of the years ended December 31, 2014, 2013 and 2012. Amounts are computed independently each quarter, therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

All Other Operations

Through our Donlen subsidiary, we provide fleet leasing and management services for corporate fleets and through HCM, we provide claim management services. Our All Other Operations segment generated $568 million in revenues during the year ended December 31, 2014.

Donlen

Donlen provides a comprehensive array of fleet leasing, financing, telematics, and management services to commercial fleets in the U.S. and Canada. Products offered by Donlen include:

•	Vehicle financing, acquisition and remarketing;

•	License, title and registration;

•	Maintenance consultation;

•	Fuel management;

•	Accident management;

•	Toll management;

•	Telematics-based location, driver performance and scorecard reporting; and

•	Equipment financing,

Donlen’s leased fleet consists primarily of passenger cars, cargo vans and light-duty trucks. Vehicles are acquired directly from domestic and foreign manufacturers, as well as dealers. As of December 31, 2014, more than half of Donlen’s leased fleet is 2013 model year or newer.

Donlen’s primary product for car and light to medium truck fleets is an open-ended terminal rental adjustment clause, or "TRAC," lease. For most customers, the vehicle must be leased for a minimum of 12 months, after which the lease converts to a month-to-month lease allowing the vehicle to be surrendered any time thereafter. Our sale of the vehicle following the termination of the lease may result in a TRAC adjustment, through which the customer is credited or charged with the surplus or loss on the vehicle. Approximately 81% of Donlen’s lease portfolio consists of floating-rate leases which allow lease charges to be adjusted based on benchmark indices.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Donlen also offers financing solutions for heavier-duty trucks and equipment. Lease financing is provided through syndication arrangements with lending institutions. Donlen originates the leases, acquires the assets, and services the lease throughout the term.

Donlen provides services to leased and non-leased fleets consisting of fuel purchasing and management, preventive maintenance, repair consultation, toll management and accident management. Additionally, Donlen manages license and title, vehicle registration, and regulatory compliance. Donlen’s telematics products provide enhanced visibility and reporting over driver and vehicle performance.

The commercial fleet market is one of the largest segments of the U.S. automotive industry, primarily consisting of vehicles utilized in a sales, service, or delivery application. The fleet management industry has experienced significant consolidation over the years and today our principal fleet management competitors in the U.S. and Canada are GE Capital, Automotive Resources International, Element Financial Corporation, Wheels, Inc. and LeasePlan Corporation N.V.

HCM

HCM provides claim management services to us. These services include investigating, evaluating, negotiating and disposing of a wide variety of claims, including third-party, first-party, bodily injury, property damage, general liability and product liability, but not the underwriting of risks. HCM conducts business at four regional offices in the U.S. Separate subsidiaries of ours conduct similar operations in seven countries in Europe.

EMPLOYEES

As of December 31, 2014, we employed approximately 33,000 persons, consisting of approximately 25,000 persons in our U.S. operations and approximately 8,000 persons in our international operations. International employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. Labor contracts covering the terms of employment of approximately 6,000 employees in the U.S. (including those in the U.S. territories) are presently in effect under approximately 125 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists. Labor contracts covering approximately 2,800 of these employees will expire during 2015. We have had no material work stoppage as a result of labor problems during the last ten years, and we believe our labor relations to be good. Nevertheless, we may be unable to negotiate new labor contracts on terms advantageous to us, or without labor interruption.

In addition to the employees referred to above, we employ a substantial number of temporary workers, and engage outside services, as is customary in the industry, principally for the non-revenue movement of rental cars and equipment between rental locations and the movement of rental equipment to and from customers' job sites.

INSURANCE AND RISK MANAGEMENT

There are three types of generally insurable risks that arise in our operations:

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

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

unaffiliated carriers. For our international operations outside of Europe, and for our long-term fleet leasing operations, we maintain some liability insurance coverage with unaffiliated carriers.

Third-Party Liability

In our U.S. operations, we are required by applicable financial responsibility laws to maintain insurance against legal liability for bodily injury (including death) or property damage to third parties arising from the operation of our cars and on-road equipment, sometimes called “vehicle liability,” in stipulated amounts. In most places, we satisfy those requirements by qualifying as a self-insurer, a process that typically involves governmental filings and demonstration of financial responsibility, which sometimes requires the posting of a bond or other security. In the remaining places, we obtain an insurance policy from an unaffiliated insurance carrier and indemnify the carrier for any amounts paid under the policy. As a result of such arrangements, we bear economic responsibility for U.S. vehicle liability, except to the extent we successfully transfer such liability to others through insurance or contractual arrangements.

For our car and equipment rental operations in Europe, we have established a wholly-owned insurance subsidiary, Probus Insurance Company Europe Limited, or “Probus,” a direct writer of insurance domiciled in Ireland. In European countries with company-operated locations, we have purchased from Probus the vehicle liability insurance required by law, and Probus reinsured the risks under such insurance with Hertz International RE, a reinsurer organized in Ireland, or “HIRE,” and / or HIRE Bermuda Limited, a wholly-owned reinsurance company domiciled in Bermuda. This coverage is purchased from unaffiliated carriers for Spain. We also insure a portion of our European property risk through Probus. Thus, as with our U.S. operations, we bear economic responsibility for vehicle liability in our European car and equipment rental operations, except to the extent that we transfer such liability to others through insurance or contractual arrangements. For our international operations outside of Europe, we maintain some form of vehicle liability insurance coverage with unaffiliated carriers. The nature of such coverage, and our economic responsibility for covered losses, varies considerably. In all cases, though, we believe the amounts and nature of the coverage we obtain is adequate in light of the respective potential hazards.

In our U.S. and international operations, from time to time in the course of our business we become legally responsible to members of the public for bodily injury (including death) or property damage arising from causes other than the operation of our cars and on-road equipment, sometimes known as “general liability.” As with vehicle liability, we bear economic responsibility for general liability losses, except to the extent we transfer such losses to others through insurance or contractual arrangements.

To mitigate these exposures, we maintain excess liability insurance coverage with unaffiliated insurance carriers.

In our U.S. car rental operations, we offer an optional liability insurance product, Liability Insurance Supplement, or “LIS,” that provides vehicle liability insurance coverage substantially higher than state minimum levels to the renter and other authorized operators of a rented vehicle. LIS coverage is primarily provided under excess liability insurance policies issued by an unaffiliated insurance carrier, the risks under which are reinsured with a subsidiary of ours, HIRE Bermuda Limited.

In our U.S. car rental operations and our company-operated international car rental operations in many countries, we offer optional products providing insurance coverage, or “PAI/PEC” coverage, to the renter and the renter's immediate family members traveling with the renter for accidental death or accidental medical expenses arising during the rental period or for damage or loss of their property during the rental period. PAI/PEC coverage is provided under insurance policies issued by unaffiliated carriers or, in Europe, by Probus, and the risks under such policies either are reinsured with HIRE or another subsidiary of ours or are the subject of indemnification arrangements between us and the carriers.

Our offering of LIS and PAI/PEC coverage in our U.S. car rental operations is conducted pursuant to limited licenses or exemptions under state laws governing the licensing of insurance producers. In our international car rental operations, our offering of PAI/PEC coverage historically has not been regulated.

Provisions on our books for self-insured vehicle liability losses are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. As of December 31, 2014, this liability was estimated at $385 million for our combined U.S. and international operations.

THE HERTZ CORPORATION AND SUBSIDIARIES
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

Other Risks

To manage other risks associated with our businesses, or to comply with applicable law, we purchase other types of insurance carried by business organizations, such as worker's compensation and employer's liability, commercial crime and fidelity, performance bonds, directors' and officers' liability insurance and cyber security coverage from unaffiliated insurance companies in amounts deemed by us to be adequate in light of the respective hazards, where such coverage is obtainable on commercially reasonable terms.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

Throughout the world, we are subject to numerous types of governmental controls, including those relating to prices and advertising, privacy and data protection, currency controls, labor matters, credit and charge card operations, insurance, environmental protection, used car sales and licensing.

Environmental

We are subject to extensive federal, state, local, and foreign environmental and safety laws, regulations, directives, rules and ordinances concerning, among other things, the operation and maintenance of cars, trucks and other vehicles, such as heavy equipment, buses and vans; the ownership and operation of tanks for the storage of petroleum products, including gasoline, diesel fuel and oil; and the generation, storage, transportation and disposal of waste materials, including oil, vehicle wash sludge and waste water.

As of December 31, 2014, we have accrued an amount we deem appropriate for environmental remediation. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including ongoing maintenance, as required. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our earnings or financial condition. However, it is difficult to predict with certainty the potential impact of future compliance efforts and environmental remedial actions and thus future costs associated with such matters may exceed the amount of the current accrual.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Dealings with Renters

In the U.S., car and equipment rental transactions are generally subject to Article 2A of the Uniform Commercial Code, which governs “leases” of tangible personal property. Car rental is also specifically regulated in more than half of the states of the U.S. and many other international jurisdictions. The subjects of these regulations include the methods by which we advertise, quote and charge prices, the consequences of failing to honor reservations, the terms on which we deal with vehicle loss or damage (including the protections we provide to renters purchasing loss or damage waivers) and the terms and method of sale of the optional insurance coverage that we offer. Some states (including California, New York, Nevada and Illinois) regulate the price at which we may sell loss or damage waivers, and many state insurance regulators have authority over the prices and terms of the optional insurance coverage we offer. See “Risk Management-Damage to Our Property” above for further discussion regarding the loss or damage waivers and optional insurance coverages that we offer renters. In addition, various consumer protection laws and regulations may generally apply to our business operations. Internationally, regulatory regimes vary greatly by jurisdiction, but they do not generally prevent us from dealing with customers in a manner similar to that employed in the U.S.

Both in the U.S. and internationally, we are subject to increasing regulation relating to customer privacy and data protection. In general, we are limited in the uses to which we may put data that we collect about renters, including the circumstances in which we may communicate with them. In addition, we are generally obligated to take reasonable steps to protect customer data while it is in our possession. Our failure to do so could subject us to substantial legal liability or seriously damage our reputation.

Changes in Regulation

Changes in government regulation of our businesses have the potential to materially alter our business practices, or our profitability. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Sometimes those changes may have not just prospective but also retroactive effect; this is particularly true when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face may have either more or less impact on us than on our competitors, depending on the circumstances. Several U.S. State Attorneys General have taken the position that car rental companies either may not pass through to customers, by means of separate charges, expenses such as vehicle licensing and concession fees or may do so only in certain limited circumstances. Recent or potential changes in law or regulation that affect us relate to insurance intermediaries, customer privacy and data security and rate regulation.

In addition, our operations, as well as those of our competitors, also could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. We are not aware of any current proposal to impose such a regime in the U.S. or internationally. Such a regime could, however, be quickly imposed if there was a serious disruption in supply for any reason, including an act of war, terrorist incident or other problem affecting petroleum supply, refining, distribution or pricing.

AVAILABLE INFORMATION

We file annual, quarterly and current reports and other information with the SEC, though, due to the restatement matters discussed herein, we did not file any quarterly reports for the year ended December 31, 2014. You may read and copy any documents that we file at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 to obtain further information about the public reference room. In addition, the SEC maintains an internet website (www.sec.gov) that contains reports, proxy and information statements and other information about issuers that file electronically with the SEC, including Hertz. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) indirectly through our internet website (www.hertz.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

THE HERTZ CORPORATION AND SUBSIDIARIES

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

Our results of operations are affected by many economic factors, including the level of economic activity in the markets in which we operate. At times in the past, the United States and international markets have experienced declines in economic activity that have affected the car rental market, including a tightening of the credit markets, reduced business and leisure travel, reduced government and consumer spending and volatile fuel prices. The car rental industry is particularly affected by reductions in business and leisure travel, especially with respect to levels of airline passenger traffic. Reductions in levels of air travel, whether caused by general economic conditions, airfare increases (such as due to capacity reductions or increases in fuel costs borne by commercial airlines) or other events (such as work stoppages, military conflicts, terrorist incidents, natural disasters, epidemic diseases, or the response of governments to any of these events) could materially adversely affect us. In particular, we derive a substantial proportion of our revenues from key leisure destinations, including Florida, Hawaii, California and Texas and the level of travel to these destinations is dependent upon the ability and willingness of consumers to travel on vacation and the effect of economic cycles on consumers' discretionary travel. To the extent travel to these destinations is adversely affected, our results of operations could be materially adversely affected.

We face intense competition that may lead to downward pricing or an inability to increase prices.

The markets in which we operate are highly competitive. We believe that price is one of the primary competitive factors in the car and equipment rental markets and that the internet has enabled cost-conscious customers, including business travelers, to more easily compare rates available from rental companies. If we try to increase our pricing, our competitors, some of whom may have greater resources and better access to capital than us, may seek to compete aggressively on the basis of pricing. In addition, our competitors may reduce prices in order to attempt to gain a competitive advantage, capture market share, or to compensate for declines in rental activity. To the extent we do not match or remain within a reasonable competitive margin of our competitors’ pricing, our revenues and results of operations could be materially adversely affected. If competitive pressures lead us to match any of our competitors’ downward pricing and we are not able to reduce our operating costs, then our margins, results of operations and cash flows could be materially adversely impacted. Additionally, our business may be affected by changes in technology that impact the competitive environment and we could be further affected if we are not able to adjust the size of our car rental fleet in response to changes in demand, whether such changes are due to competition or otherwise. See Item 1, ‘‘Business—U.S. and International Car Rental Operations—Competition’’ and ‘‘Business—Worldwide Equipment Rental—Competition’’ in this Annual Report.

Our business is highly seasonal and any occurrence that disrupts rental activity during our peak periods could materially adversely affect our liquidity, cash flows and results of operations.

Certain significant components of our expenses are fixed in the short-term, including minimum concession fees, real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs. Seasonal changes in our revenues do not alter those fixed expenses, typically resulting in higher profitability in periods when our revenues are higher. The second and third

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

quarters of the year have historically been the strongest quarters for our car rental business due to increased levels of leisure travel and our equipment rental business, especially in the construction industry, has historically experienced decreased levels of business from December until late spring and heightened activity during our third and fourth quarter until December. Any occurrence that disrupts rental activity during these periods could have a disproportionately material adverse effect on our liquidity, cash flows and results of operations.

A material downsizing of our rental car fleet could require us to make additional cash payments for tax liabilities, which could be material.

We have maintained like-kind exchange programs for our U.S. car rental business, HERC and Donlen for a number of years and Dollar Thrifty maintained a similar program prior to our acquisition of Dollar Thrifty. Our like-kind exchange programs allow tax gains on the disposition of vehicles in our car rental fleet to be deferred and have resulted in deferrals of federal and state income taxes for prior years. If a qualified replacement vehicle is not purchased within a specific time period after vehicle disposal, then taxable gain is recognized. A material reduction in the net book value of our car rental fleet, a material and extended reduction in vehicle purchases and/or a material downsizing of our car rental fleet, for any reason, could result in reduced tax deferrals in the future, which in turn could require us to make material cash payments for U.S. federal and state income tax liabilities.

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

Increased fleet cost due to declines in the value of the non-program cars in our fleet could materially adversely impact our financial condition, results of operations, liquidity and cash flows.

For the years ended December 31, 2014 and 2013, 53% and 30% of the vehicles purchased for our combined U.S. and international car rental fleets were program cars.

Manufacturers agree to repurchase program cars at a specified price or guarantee the depreciation rate on the cars during a specified time period. To the extent the vehicles in our fleet are non-program cars, we have an increased risk that the market value of a car at the time of its disposition will be less than its estimated residual value at such time. Any decrease in residual values with respect to our non-program cars and equipment could also materially adversely affect our financial condition, results of operations, liquidity and cash flows.

The use of program cars enables us to determine our depreciation expense in advance and this is useful to us because depreciation is a significant cost factor in our operations. Using program cars is also useful in managing our seasonal peak demand for fleet, because in certain cases we can sell certain program cars shortly after having acquired them at a higher value than what we could for a similar non-program car at that time. If there were fewer program cars in our fleet, these benefits would diminish and we would bear increased risk related to residual value. In addition, the related depreciation on our car rental fleet and our flexibility to reduce the size of our fleet by returning cars sooner than originally expected without the risk of loss in the event of an economic downturn or to respond to changes in rental demand would be reduced.

THE HERTZ CORPORATION AND SUBSIDIARIES
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

We rely on third-party distribution channels for a significant amount of our revenues.

Third-party distribution channels accounted for approximately 50% of our car rental reservations for the year ended December 31, 2014. These third-party distribution channels include traditional and online travel agencies, third-party internet sites, airlines and hotel companies, marketing partners such as credit card companies and membership organizations and global distribution systems that allow travel agents, travel service providers and customers to connect directly to our reservations systems, with the largest source of reservations being global distribution systems. Loss of access to any of these channels, changes in pricing or commission structures or a reduction in transaction volume could have an adverse impact on our financial condition or results of operations, particularly if our customers are unable to access our reservation systems through alternate channels.

Our equipment rental fleet is subject to residual value risk upon disposition, and may not sell at the prices we expect.
The market value of our equipment at the time of its disposition could be less than its estimated residual value or its depreciated value at such time. A number of factors could affect the value received upon disposition of our equipment, including:

•	the market price for similar new equipment;

•	wear and tear on the equipment relative to its age and the performance of preventive maintenance;

•	the time of year that it is sold;

•	the supply of used equipment relative to the demand for used equipment, including as a result of changes in economic conditions or conditions in the markets that we serve; and

•	the existence and capacities of different sales outlets and our ability to develop and maintain different types of sales outlets.

Since we include in income from operations the difference between the sales price and the depreciated value of an item of equipment sold, a sale of equipment below its depreciated value could adversely affect our income from operations. Accordingly, our ability to reduce the size of our equipment rental fleet in the event of an economic downturn or to respond to changes in rental demand is subject to the risk of loss based on the residual value of rental equipment.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

We incur maintenance and repair costs associated with our equipment rental fleet that could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows in the event these costs are greater than anticipated.
As our fleet of rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, generally increases. Determining the optimal age at disposition for our rental equipment is subjective and requires considerable estimates by management. We have made estimates regarding the relationship between the age of our rental equipment, the maintenance and repair costs and the market value of used equipment. Our future financial condition, results of operations, liquidity and cash flows could be adversely affected because our maintenance and repair costs may be higher than estimated and market values of used equipment may fluctuate.
Our HERC business is cyclical in nature and the recent worldwide economic downturn, and the resulting decreases in construction and industrial activities, especially in North America, adversely affected our revenues and operating results by decreasing the demand for our rental equipment and the prices that we could charge. A slowdown in the economic recovery or changes in the economic factors specific to the industries in which we operate could have further adverse effects on our liquidity, cash flows and results of operations.
A substantial portion of our revenues are derived from the rental of equipment in the non-residential construction and industrial end markets, which are cyclical in nature. Our industry experienced a decline in construction and industrial activity as a result of the economic downturn that commenced in the latter part of 2008 and continued through 2010. The weakness in our end markets led to a decrease in the demand for our rental equipment and intensifying price competition from other equipment rental industry participants. In addition, other industries in which we operate, such as the oil and gas industry and the entertainment industry, may be subject to different factors and economic cycles that could have an effect on demand for our products and services within those industries. Recently, declines in oil prices have led to a significant slowdown in activity in the oil and gas industry, which has negatively affected our rentals to participants in this industry. Decreases in general or industry-specific economic activity adversely affect our operating results by causing our revenues to decline and, because certain of our costs are fixed, our operating margins to be reduced. While many areas of the global economy are improving, a slowdown in the economic recovery or worsening of economic conditions, in particular with respect to North American construction and general industrial activities, could cause weakness in our end markets and adversely affect our revenues and operating results.
The following factors, among others, may cause weakness in our end markets, either temporarily or long-term:

•	a decrease in expected levels of infrastructure spending;

•	a decrease in the expected levels of rental versus ownership of equipment;

•	a lack of availability of credit;

•	an increase in the cost of construction materials;

•	an increase in interest rates;

•	adverse weather conditions, which may temporarily affect a particular region; or

•	terrorism or hostilities involving the United States or Canada.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

If our new initiatives to reduce costs, increase efficiencies and increase customer loyalty are not successful, our margins may suffer.

Our 2014 operating results suffered due to areas of inefficiency within the organization, excess fleet capacity and an aging fleet, which we believe negatively impacted our market share. We have moved aggressively to pursue opportunities to deliver cost savings, increase our efficiency and regain customer loyalty. If we are unsuccessful in taking advantage of these opportunities and continue to lose market share, we may be unable to align our cost structure to lower levels of demand, which could depress our margins. In addition, some internet travel intermediaries use generic indicators of the type of vehicle (such as “standard” or “compact”) at the expense of brand identification and some intermediaries have launched their own loyalty programs to develop loyalties to their reservation system rather than to our brands. If the volume of sales made through internet travel intermediaries increases significantly and consumers develop stronger loyalties to these intermediaries rather than to our brands, our business and revenues could be harmed. If our market share suffers due to lower levels of customer loyalty, our financial results could continue to suffer.

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

A significant portion of our annual revenues are generated outside the U.S., and we intend to pursue additional international growth opportunities. Operating in many different countries exposes us to varying risks, which include: (i) multiple, and sometimes conflicting, foreign regulatory requirements and laws that are subject to change and are often much different than the domestic laws in the U.S., including laws relating to taxes, automobile-related liability, insurance rates, insurance products, consumer privacy, data security, employment matters, cost and fee recovery, and the protection of our trademarks and other intellectual property; (ii) the effect of foreign currency translation risk, as well as limitations on our ability to repatriate income; (iii) varying tax regimes, including consequences from changes in applicable tax laws; (iv) local ownership or investment requirements, as well as difficulties in obtaining financing in foreign countries for local operations; and (v) political and economic instability, natural calamities, war, and terrorism. The effects of these risks may, individually or in the aggregate, materially adversely affect our results of operations, liquidity, cash flows and ability to diversify internationally.

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

We may fail to respond adequately to changes in technology and customer demands.

In recent years our industry has been characterized by rapid changes in technology and customer demands. For example, in recent years, industry participants have taken advantage of new technologies to improve fleet efficiency, decrease customer wait times and improve customer satisfaction. Many industries have also seen the entry of new competitors whose businesses are based on emerging mobile platforms. Our ability to continually improve our current processes and products in response to changes in technology is essential in maintaining our competitive position and maintaining current levels of customer satisfaction. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced product offerings.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

Our business is heavily reliant upon communications networks and centralized information technology systems and the concentration of our systems creates risks for us.

We rely heavily on communication networks and information technology systems to accept reservations, process rental and sales transactions, manage our pricing, manage our fleets of cars and equipment, manage our financing arrangements, account for our activities and otherwise conduct our business. Our reliance on these networks and systems exposes us to various risks that could cause a loss of reservations, interfere with our ability to manage our fleet, slow rental and sales processes, adversely affect our ability to comply with our financing arrangements and otherwise materially adversely affect our ability to manage our business effectively. Our major information technology systems, reservations and accounting functions are centralized in a few locations worldwide. Any disruption, termination or substandard provision of these services, whether as the result of localized conditions (such as a fire, explosion or hacking), failure of our systems to function as designed, or as the result of events or circumstances of broader geographic impact (such as an earthquake, storm, flood, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal reservations, customer service, accounting and information technology functions or by eliminating access to financing arrangements. Any disruption or poor performance of our systems could lead to lower revenues, increased costs or other material adverse effects on our results of operations.

Failure to maintain, upgrade and consolidate our information technology networks could adversely affect us.

We are continuously upgrading and consolidating our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. In particular, we currently have a material weakness in our internal control due, in part, to the weakness in our accounting system. We are also continuing to integrate Dollar Thrifty’s legacy systems, which has taken us longer, and cost us more, than initially expected. These types of activities subject us to additional costs and inherent risks associated with replacing and changing these systems, including impairment of our ability to manage our business, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated and our competitive position may be adversely affected if we are unable to maintain systems that allow us to manage our business in a competitive manner.

The misuse or theft of information we possess, including as a result of cyber security breaches, could harm our brand, reputation or competitive position and give rise to material liabilities.

We regularly possess, store and handle non-public information about millions of individuals and businesses, including both credit and debit card information and other sensitive and confidential personal information. In addition, our customers regularly transmit confidential information to us via the internet and through other electronic means. Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deception of our employees or contractors. Many of the techniques used to obtain unauthorized access, including viruses, worms and other malicious software programs, are difficult to anticipate until launched against a target and we may be unable to implement adequate preventative measures. Our failure to maintain the security of that data, whether as the result of our own error or the malfeasance or errors of others, could harm our reputation, interrupt our operations, result in governmental investigations and give rise to a host of civil or criminal liabilities. Any such failure could lead to lower revenues, increased remediation, prevention and other costs and other material adverse effects on our results of operations.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

Our leases and vehicle rental concessions expose us to risks.

We maintain a substantial network of car rental locations, including what we believe is the largest number of company-operated airport car rental locations in the U.S. and at a number of airports internationally. Many of these locations are leased and, in the case of airport car rental locations, the subject of vehicle rental concessions where vehicle rental companies are frequently required to bid periodically for the available locations. If we are unable to continue operating these facilities at their current locations due to the termination of leases or vehicle rental concessions, particularly at airports, which comprise a majority of our revenues, our operating results could be adversely affected.

Maintaining favorable brand recognition is essential to our success, and failure to do so could materially adversely affect our results of operations.

Our business is heavily dependent upon the favorable brand recognition of our "Hertz'', "Dollar", "Thrifty", and "Firefly" brand names have in the markets in which they participate. Factors affecting brand recognition are often outside our control, and our efforts to maintain or enhance favorable brand recognition, such as marketing and advertising campaigns, may not have their desired effects. In addition, although our licensing partners are subject to contractual requirements to protect our brands, it may be difficult to monitor or enforce such requirements, particularly in foreign jurisdictions. Any decline in perceived favorable recognition of our brands could materially adversely affect our results of operations.

Our business operations are dependent upon our new senior management team and the ability of our other new employees to learn their new roles.

Within the past two years, we have substantially changed our senior management team and have replaced many of the other employees performing key functions at our corporate headquarters. We have a new Chief Executive Officer who started on November 20, 2014, a new Chief Financial Officer who started on December 9, 2013 and many other new members of our senior management team. In addition, in connection with the transition of our corporate headquarters from Park Ridge, New Jersey to Estero, Florida, we have replaced many other employees in other key functions. As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements, policies and procedures, some of which are new, and key information technologies and related infrastructure used in our day-to-day operations and financial reporting and we may experience additional costs as new employees learn their roles and gain necessary experience. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, if we were to lose the services of any one or more key employees, whether due to death, disability or termination of employment, our ability to successfully implement our business strategy, financial plans, marketing and other objectives, could be significantly impaired.

We may face issues with our union employees.

Labor contracts covering the terms of employment of approximately 6,000 employees in the U.S. (including those in the U.S. territories) are presently in effect under approximately 125 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists. These contracts are renegotiated periodically. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been good, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization, which could lead to increases in our operating costs and/or constraints on our operating flexibility.

The restatement of our previously issued financial statements has been time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.

As discussed in the Explanatory Note to this Annual Report and in Note 2, "Restatement" to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data", we are restating our previously issued financial statements for the years ended December 31, 2013 and 2012

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

and the interim periods within 2013. We have also restated our financial results for the year ended December 31, 2011, as reflected in Item 6, "Selected Financial Data." These restatements, and the misstatements that necessitated our review of our financial statements, have been time-consuming and expensive and could expose us to a number of additional risks that could materially adversely affect our financial position, results of operations and cash flows.

In particular, we have incurred significant expenses, including audit, legal, consulting and other professional fees and lender and noteholder consent fees, in connection with the restatement of our previously issued financial statements and the ongoing remediation of weaknesses in our internal control over financial reporting. We have taken a number of steps, including adding significant internal resources and implemented a number of additional procedures, in order to strengthen our accounting function and attempt to reduce the risk of additional misstatements in our financial statements. To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention has also been diverted from the operation of our business in connection with the restatements and ongoing remediation of material weaknesses in our internal controls.

We are also subject to a number of claims, investigations and proceedings arising out of the misstatements in our financial statements, including investigations by the New York Regional Office of the SEC and a state securities regulator. See “The restatement of our previously issued financial results has resulted in government investigations and could result in government enforcement actions and private litigation.”

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. In Item 9A, "Controls and Procedures” of this Annual Report, management identified material weaknesses in our internal control over financial reporting.

As a result of the material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014. The assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. We are actively engaged in developing a remediation plan designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements, and may be required to seek additional waivers or repay amounts under these financing arrangements earlier than anticipated, which could adversely impact our liquidity and financial condition. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. The next time we evaluate our internal control over financial reporting, if we identify one or more new material weaknesses or are unable to timely remediate our existing weaknesses, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms. We may also lose assets if we do not maintain adequate internal controls.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

The restatement of our previously issued financial results has resulted in government investigations and could result in government enforcement actions and private litigation that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.

We are subject to securities class action litigation relating to our previous public disclosures. In addition, the New York Regional Office of the SEC and a state securities regulator are currently investigating the events disclosed in certain of our filings with the SEC. For additional discussion of these matters, see Note 14, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8-Financial Statements and Supplementary Data.” We could also become subject to private litigation or investigations, or one or more government enforcement actions, arising out of the misstatements in our previously issued financial statements. Our management may be required to devote significant time and attention to these matters, and these and any additional matters that arise could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. While we cannot estimate our potential exposure in these matters at this time, we have already expended significant amounts investigating the claims underlying and defending this litigation and expect to continue to need to expend significant amounts to defend this litigation.

We may pursue strategic transactions which could be difficult to implement, disrupt our business or change our business profile significantly.

Any future strategic acquisition or disposition of assets or a business could involve numerous risks, including: (i) potential disruption of our ongoing business and distraction of management; (ii) difficulty integrating the acquired business or segregating assets and operations to be disposed of; (iii) exposure to unknown, contingent or other liabilities, including litigation arising in connection with the acquisition or disposition or against any business we may acquire; (iv) changing our business profile in ways that could have unintended negative consequences; and (v) the failure to achieve anticipated synergies.

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

The separation of our car and equipment rental businesses into two independent, publicly traded companies will require significant time, resources and attention from management and may not be completed.

In March 2014, we announced our intention to separate our car and equipment rental businesses into two independent, publicly traded companies. This separation has been delayed by our thorough review of our historical financial statements and other unanticipated developments could result in further delays. Completing the separation will require significant time, resources and attention from management, which could distract management from the operation of our business and the execution of our other initiatives and we cannot assure you that we will be able to complete the separation.  If we are unable to complete the separation, we will have incurred costs without realizing the benefits of such transaction and if we complete the separation, such transaction may not achieve the intended results.  Our employees may also be distracted due to uncertainty about their future roles pending the completion of the separation. Any such difficulties could have a material adverse effect on our financial condition, results of operations or cash flows.

Our continuing efforts to combine and integrate the businesses of Hertz and Dollar Thrifty may be difficult, costly or time-consuming, which may adversely affect our results.

We are continuing our efforts to combine and integrate our Hertz and Dollar Thrifty businesses in an efficient and effective manner. Integration efforts between the two companies have taken longer than expected and we are continuing to integrate the computer systems and fleets of the two companies. These ongoing efforts may continue to divert management attention and resources. It is possible that the overall integration process could result in the loss of key employees, the disruption of business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, employees, suppliers, lenders and franchisees or to achieve the anticipated benefits of the acquisition. Any further delays encountered in the integration process could have an adverse effect upon our revenues, level of expenses and operating results. In addition, the integration may result in additional and unforeseen expenses, and the anticipated benefits of the overall integration plan may not be realized. Actual synergies, if achieved at all, may be lower than what we expect and may take longer to achieve than anticipated.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

Some or all of our deferred tax assets could expire if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code").
An "ownership change" could limit our ability to utilize tax attributes, including net operating losses, capital loss carryovers, excess foreign tax carry forwards, and credit carryforwards, to offset future taxable income. As of December 31, 2014, we had a U.S. federal net operating loss carryforward of approximately $4 billion (expiring 2028).  Our ability to use such tax attributes to offset future taxable income and tax liability may be significantly limited if we experience an "ownership change" as defined in Section 382(g) of the Code. In general, an ownership change will occur when the percentage of Hertz Global Holdings, Inc.’s ownership (by value) of one or more "5-percent shareholders" (as defined in the Code) has increased by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally should be subject to an annual limitation on its pre-ownership change tax loss  carryforward equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation accumulates each year to the extent that there is any unused limitation from a prior year. The limitation on our ability to utilize tax losses and credit carryforwards arising from an ownership change under Section 382 depends on the value of our equity at the time of any ownership change. If we were to experience an "ownership change", it is possible that a significant portion of our tax loss carryforwards could expire before we would be able to use them to offset future taxable income. Many states adopt the federal section 382 rules and therefore have similar limitations with respect to state tax attributes.

We face risks related to liabilities and insurance.

Our businesses expose us to claims for personal injury, death and property damage resulting from the use of the cars and equipment rented or sold by us, and for employment-related injury claims by our employees. Currently, we generally self-insure up to $10 million per occurrence in the U.S. and Europe for vehicle and general liability exposures, $5 million for employment-related injury claims, and we also maintain insurance with unaffiliated carriers in excess of such levels up to $200 million per occurrence for the current policy year, or in the case of international operations outside of Europe, in such lower amounts as we deem adequate given the risks. We cannot assure you that we will not be exposed to uninsured liability at levels in excess of our historical levels resulting from multiple payouts or otherwise, that liabilities in respect of existing or future claims will not exceed the level of our insurance, that we will have sufficient capital available to pay any uninsured claims or that insurance with unaffiliated carriers will continue to be available to us on economically reasonable terms or at all. See Item 1, ‘‘Business—Insurance and Risk Management’’ and Note 14, "Contingencies and Off-Balance Sheet Arrangements" to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8-Financial Statements and Supplementary Data."

We could face a significant withdrawal liability if we withdraw from participation in multiemployer pension plans or in the event other employers in such plans become insolvent and at least one multiemployer plan in which we participate is reported to have underfunded liabilities, any of which could have a material adverse effect on our financial position, results of operations or cash flows.

We could face a significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate or in the event other employers in such plans become insolvent, any of which could have a material adverse effect on our financial position, results of operations or cash flows.

We participate in various "multiemployer" pension plans. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. Our multiemployer plans could have significant underfunded liabilities. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower than expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events could have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 7, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this Annual Report under the caption "Item 8-Financial Statements and Supplementary Data."

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

Environmental laws and regulations and the costs of complying with them, or any liability or obligation imposed under them, could materially adversely affect our financial position, results of operations or cash flows.

We are subject to federal, state, local and foreign environmental laws and regulations in connection with our operations, including with respect to the ownership and operation of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor and waste oils. We cannot assure you that our tanks will at all times remain free from leaks or that the use of these tanks will not result in significant spills or leakage. If leakage or a spill occurs, it is possible that the resulting costs of cleanup, investigation and remediation, as well as any resulting fines, could be significant. We cannot assure you that compliance with existing or future environmental laws and regulations will not require material expenditures by us or otherwise have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Item 1, ‘‘Business—Governmental Regulation and Environmental Matters’’ in this Annual Report.

The U.S. Congress and other legislative and regulatory authorities in the U.S. and internationally have considered, and will likely continue to consider, numerous measures related to climate change and greenhouse gas emissions. Should rules establishing limitations on greenhouse gas emissions or rules imposing fees on entities deemed to be responsible for greenhouse gas emissions become effective, demand for our services could be affected, our fleet and/or other costs could increase, and our business could be adversely affected.

Changes in the U.S. legal and regulatory environment that affect our operations, including laws and regulations relating to taxes, automobile-related liability, insurance rates, insurance products, consumer privacy, data security, employment matters, licensing and franchising, automotive retail sales, cost and fee recovery and the banking and financing industry could disrupt our business, increase our expenses or otherwise have a material adverse effect on our results of operations.

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

Any new, or change in existing, U.S. law and regulation with respect to optional insurance products or policies could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. For further discussion regarding how changes in the regulation of insurance intermediaries may affect us, see Item 1, ‘‘Business—Risk Management’’ in this Annual Report. If customers decline to purchase supplemental liability insurance products from us as a result of any changes in these laws or otherwise, our results of operations could be materially adversely affected.

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

We derive revenue through rental activities of the Hertz, Dollar, Thrifty and Firefly brands under franchise and license arrangements. These arrangements are subject to a number of federal and state laws and regulations that impose limitations on our interactions with counter-parties. In addition, the automotive retail industry, including our network of company-operated car sales locations, is subject to a wide range of federal, state and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales and related finance and insurance matters, advertising, licensing, consumer protection and consumer privacy. Changes in these laws and regulations that impact our franchising and licensing arrangements or our automotive retail sales could adversely impact our results.

In most places where we operate, we pass through various expenses, including the recovery of vehicle licensing costs and airport concession fees, to our rental customers as separate charges. We believe that our expense pass throughs, where imposed, are properly disclosed and are lawful. However, we may in the future be subject to potential legislative, regulatory or administrative changes or actions which could limit, restrict or prohibit our ability to separately state, charge and recover vehicle licensing costs and airport concession fees, which could result in a material adverse effect on our results of operations.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

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

As of December 31, 2014, we had debt outstanding of $15,993 million. Our substantial indebtedness could materially adversely affect us. For example, it could: (i) make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our various credit facilities, resulting in possible defaults on, and acceleration or early amortization of, such indebtedness; (ii) be difficult to refinance or borrow additional funds in the future; (iii) require us to dedicate a substantial portion of our cash flows from operations and investing activities to make payments on our debt, which would reduce our ability to fund working capital, capital expenditures or other general corporate purposes; (iv) increase our vulnerability to general adverse economic and industry conditions (such as credit-related disruptions), including interest rate fluctuations, because a portion of our borrowings are at floating rates of interest and are not hedged against rising interest rates, and the risk that one or more of the financial institutions providing commitments under our revolving credit facilities fails to fund an extension of credit under any such facility, due to insolvency or otherwise, leaving us with less liquidity than expected; (v) place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; and (vi) limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins. While the terms of the agreements and instruments governing our outstanding indebtedness contain certain restrictions upon our ability to incur additional indebtedness, they do not fully prohibit us from incurring substantial additional indebtedness and do not prevent us from incurring obligations that do not constitute indebtedness. If new debt or other obligations are added to our current liability levels without a corresponding refinancing or redemption of our existing indebtedness and obligations, these risks would increase. For a description of the amounts we have available under certain of our debt facilities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources—Borrowing Capacity and Availability” included in this Annual Report and Note 6, "Debt," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.

Our ability to manage these risks depends on financial market conditions as well as our financial and operating performance, which, in turn, is subject to a wide range of risks, including those described under “Risks Related to Our Business” included in this Annual Report.

If our capital resources (including borrowings under our revolving credit facilities and access to other refinancing indebtedness) and operating cash flows are not sufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to do, among other things, one or more of the following: (i) sell certain of our assets; (ii) reduce the size of our rental fleet; (iii) reduce or delay capital expenditures; (iv) obtain additional equity capital; (v) forgo business opportunities, including acquisitions and joint ventures; or (vi) restructure or refinance all or a portion of our debt on or before maturity.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

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

Any reduction in the value of the equipment rental fleet of HERC (which could occur due to a reduction in the size of the fleet or the value of the assets within the fleet) could not only effectively increase our equipment rental fleet costs and adversely impact our profitability, but would result in decreased borrowing base availability under certain of our asset-based financing arrangements, which could have a material adverse effect on our financial position, liquidity, cash flows and results of operations.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
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

Our Senior ABL Facility (as defined in Note 6, "Debt," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data”) contains a financial covenant that obligates us to maintain a specified fixed charge coverage ratio if we fail to maintain a specified minimum level of liquidity. Our ability to comply with this covenant will depend on our ongoing financial and operating performance, which in turn are subject to, among other things, the risks identified in “Risks Related to Our Business.”

Additionally, the documentation of various of our (and/or our special purpose subsidiaries') financing facilities require us to file certain quarterly and annual reports and certain of our subsidiaries to file statutory financial statements within certain time periods.

The agreements governing our financing arrangements contain numerous covenants. The breach of any of these covenants or restrictions could result in a default under the relevant agreement, which could, in turn, cause cross- defaults under our other financing arrangements. In such event, we may be unable to borrow under the Senior ABL Facility and certain of our other financing arrangements and may not be able to repay the amounts due under such arrangements, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate car rental locations at or near airports and in central business districts and suburban areas of major cities in the U.S., including Puerto Rico and the U.S. Virgin Islands, Canada, France, Germany, Italy, the United Kingdom, Spain, the Netherlands, Belgium, Luxembourg, the Czech Republic, Slovakia, Australia, New Zealand and Brazil, as well as retail used car sales locations in the U.S., France and Australia. We operate equipment rental locations in the U.S., Canada, France, Spain, China and Saudi Arabia and have a branch of our entertainment services business in the United Kingdom. We also operate headquarters, sales offices and service facilities in the foregoing countries in support of our car rental and equipment rental operations, as well as small car rental sales offices and service facilities in a select number of other countries in Europe and Asia.

We own approximately 5% of the locations from which we operate our car and equipment rental businesses and in

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 2. PROPERTIES (Continued)

some cases own real property that we lease to franchisees or other third parties. The remaining locations from which we operate our car and equipment rental businesses are leased or operated under concessions from governmental authorities and private entities. Those leases and concession agreements typically require the payment of minimum rents or minimum concession fees and often also require us to pay or reimburse operating expenses; to pay additional rent, or concession fees above guaranteed minimums, based on a percentage of revenues or sales arising at the relevant premises; or to do both. See Note 11, "Lease and Concession Agreements," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

In addition to the above operational locations, we own three major facilities in the vicinity of Oklahoma City, Oklahoma at which reservations for our car rental operations are processed, global information technology systems are serviced and finance and accounting functions are performed. We also have a long-term lease for a reservation and financial center near Dublin, Ireland, at which we have centralized our European car rental reservation, customer relations, accounting and human resource functions. We lease a European headquarters office in Uxbridge, England.

In May 2013, we announced the relocation of our worldwide headquarters from Park Ridge, New Jersey to Estero, Florida. Construction on the new facility is ongoing and we are leasing temporary office space in Naples and Bonita Springs, Florida until the new headquarters building is complete. Key headquarters functions have already transitioned to Florida and we are actively marketing the building in Park Ridge, New Jersey. Additionally, we are also in the process of consolidating the prior Dollar Thrifty operations into our Oklahoma City, Oklahoma and Estero, Florida locations and as a result are currently marketing the former Dollar Thrifty facilities in Tulsa, Oklahoma.
Due to the anticipated HERC spin-off transaction, we have entered into a lease for office space in Bonita Springs, Florida. This leased office space is used to house the HERC headquarters.

Donlen's headquarters is in Northbrook, Illinois. Donlen also leases office space in Darien, Illinois and Buffalo Grove, Illinois for its fleet management services, consultation call center staff and certain financial systems functions. Donlen has other sales offices located throughout the U.S.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 14, "Contingencies and Off-Balance Sheet Commitments," and Note 20, "Subsequent Events," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

THE HERTZ CORPORATION AND SUBSIDIARIES

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for the common stock of Hertz. Hertz Investors, Inc., which is wholly-owned by Hertz Holdings, owns all of the outstanding common stock of Hertz. Hertz has not sold or repurchased any equity securities in the last three fiscal years.

There were no dividends paid to our stockholder in 2014 and there were $482 million in dividends paid to our stockholder in 2013. The agreements governing our indebtedness restrict our ability to pay dividends. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing,” in this Annual Report.
ITEM 6. SELECTED FINANCIAL DATA

The consolidated balance sheets as of December 31, 2013 and 2012 and the consolidated statements of operations for the years ended December 31, 2013 and 2012 have been restated as set forth in this Annual Report on Form 10-K for the year ended December 31, 2014. The consolidated balance sheet as of December 31, 2011 and the consolidated statement of operations for the year ended December 31, 2011 have been restated to reflect the impact of the adjustments resulting from the restatement, but such restated data has not been audited. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data,” to fully understand factors that may affect the comparability of the information presented below. As indicated, the information presented in the following tables for the years ended December 31, 2011, 2012, and 2013 has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement,” in the Notes to consolidated financial statements of this Annual Report on Form 10-K (and, with respect to 2011, in this Item 6). The selected consolidated financial data in this section is not intended to replace the consolidated financial statements.

(In millions, except per share data)	Years Ended December 31,
Statement of Operations Data	2014 (b)(c)	2013 (b)(c)(d) (As Restated)	2012 (b)(c)(d) (As Restated)	2011 (c)(e) (As Restated) (Unaudited)
Revenues:
Worldwide car rental (a)	$8,907	$8,709	$7,153	$6,938
Worldwide equipment rental	1,571	1,539	1,382	1,208
All other operations	568	527	478	149
Total revenues	11,046	10,775	9,013	8,295
Expenses:
Direct operating	6,314	5,777	4,861	4,599
Depreciation of revenue earning equipment and lease charges, net	3,034	2,533	2,128	1,896
Selling, general and administrative	1,088	1,053	978	787
Interest expense, net	641	669	596	650
Other (income) expense, net	(15)	64	33	59
Total expenses	11,062	10,096	8,596	7,991
Income (loss) before income taxes	(16)	679	417	304
Provision for taxes on income (loss)	(62)	(329)	(200)	(103)
Net income (loss)	(78)	350	217	201
Noncontrolling interest	—	—	—	(20)
Net income (loss) attributable to The Hertz Corporation and Subsidiaries' common stockholder	$(78)	$350	$217	$181

THE HERTZ CORPORATION AND SUBSIDIARIES
Item 6. SELECTED FINANCIAL DATA (Continued)

(In millions)	As of December 31,
Balance Sheet Data	2014	2013 (d) (As Restated)	2012 (d) (As Restated)	2011 (e) (As Restated) (Unaudited)
Cash and cash equivalents	$490	$411	$541	$918
Total assets	24,080	24,516	23,132	17,556
Total debt	15,993	16,228	15,015	10,908
Total equity	2,495	2,680	2,742	2,512

(a)	Includes U.S. Car Rental and International Car Rental segments.

(b)
Our results from November 19, 2012 include the results of Dollar Thrifty which we acquired in 2012. See Note 5, "Acquisitions and Divestitures" to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

(c)	Our results from September 1, 2011 include the results of Donlen, our fleet leasing and management services subsidiary which we acquired in 2011.

(d)
For further details regarding the restatement see Note 2, "Restatement" to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

(e)	Financial data presented for 2011 has been restated as follows:
During the fourth quarter of 2013, we identified certain out of period misstatements related to our previously issued consolidated financial statements for the years ended December 31, 2012 and prior years. While these misstatements did not, individually or in the aggregate, result in a material misstatement of our previously issued consolidated financial statements, correcting these misstatements in the fourth quarter of 2013 would have been material to that quarter. Accordingly, we revised our previously reported consolidated balance sheets and statements of operations in the Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014 ("2013 Form 10-K"). The column in the table below labeled "As Previously Reported" reflect the revised numbers that include the effects of these out of period misstatements.
In 2014, we restated our financial results for the year ended December 31, 2011. Restatement adjustments related to fiscal 2011 reduced pre-tax income by $54 million and are reflected in the "Adjustments" column in the table below. The adjustments identified include:

a.
Allowance for doubtful accounts misstatements associated with estimation methodologies utilized to estimate recoveries for the worldwide equipment rental business which reduced pre-tax income by $3 million.

b.	Hertz #1 Gold loyalty program accrual misstatement reduced pre-tax income by $3 million.

c.
Subrogation (damage) receivables and the related allowance for doubtful accounts misstatements associated with estimation methodologies utilized to estimate recoveries from third parties responsible for damages to vehicles reduced pre-tax income by $9 million.

d.	Adjustments to accounts payable and accrued expenses for previously unrecorded liabilities, including incurred but not reported charges, which reduced pre-tax income by $1 million.

e.	Capitalization and timing of depreciation for certain non-fleet assets and IT assets which reduced pre-tax income by $16 million.

f.
Adjustments associated with the Brazilian operations, including allowances for doubtful accounts, certain assets and reserves for legal expenses and litigation which reduced pre-tax income by $11 million.

g.	Accruals for open rental agreements which reduced pre-tax income by $5 million.

h.	Asset restoration costs associated with contractual obligations included in lease agreements which reduced pre-tax income by $1 million.

i.	Certain other restatement matters not described above which decreased 2011 pre-tax income by $5 million, net.

j.	Reclassification between cash and cash equivalents and accounts payable due to right of offset which reduced cash by $12 million.

Additionally in 2014, we changed our method of calculating the market-related value of pension assets for purposes of determining the expected return on plan assets and accounting for asset gains and losses which is deemed a change in accounting principle. The impact of the change in accounting principle for 2011 increased pre-tax income by $3 million.

The combined impact of the restatement and change in accounting principle was a $51 million reduction to pre-tax income in 2011.

THE HERTZ CORPORATION AND SUBSIDIARIES
Item 6. SELECTED FINANCIAL DATA (Continued)

(In millions except per share data)	Year Ended December 31, 2011
	Unaudited
Statement of Operations Data	As Previously Reported	Adjustments	Ref	As Restated
Revenues:
Worldwide car rental	$6,941	$(3)	g, i	$6,938
Worldwide equipment rental	1,209	(1)	i	1,208
All other operations	149	—		149
Total revenues	8,299	(4)		8,295
Expenses:
Direct operating	4,573	26	c, d, f, g, h, i	4,599
Depreciation of revenue earning equipment and lease charges, net	1,896	—		1,896
Selling, general and administrative	768	19	a, b, c, d, e, f, i	787
Interest expense, net	645	5	i	650
Other (income) expense, net	62	(3)	i	59
Total expenses	7,944	47		7,991
Income (loss) before income taxes	355	(51)		304
Provision for taxes on income	(137)	34		(103)
Net income (loss)	218	(17)		201
Noncontrolling interest	(20)	—		(20)
Net income (loss) attributable to The Hertz Corporation and Subsidiaries common stockholder	$198	$(17)		$181
(In millions)
Balance Sheet Data
Cash and cash equivalents	$932	$(14)	j	$918
Total assets	17,641	(85)	a - i	17,556
Total debt	10,908	—		10,908
Total equity	2,612	(100)	a - i	2,512

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, "Risk Factors.” The following MD&A provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following MD&A together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Item 1A, "Risk Factors,” Item 6, "Selected Financial Data” and our consolidated financial statements and related notes included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

In this MD&A we refer to certain Non-GAAP measures, including the following:

•
Adjusted Pre-Tax Income - important to management because it allows management to assess the operational performance of our business, exclusive of certain items and allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally.

•
Total Revenue Per Day ("Total RPD") - important to management and investors as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control.

•
Transaction Days - important to management and investors as it represents the number of revenue generating days per rental agreement. It is used as a component to measure Total RPD and fleet efficiency.

•
Fleet Efficiency - important to management and investors because it is the measurement of the proportion of our car rental fleet that is being used to generate revenues relative to the total amount of available fleet capacity. Higher fleet efficiency means more of the fleet is being utilized to generate revenue.

•
Net Depreciation Per Unit Per Month - important to management and investors as depreciation of revenue earning equipment and lease charges, is one of our largest expenses for the car rental business and is driven by the number of vehicles, expected residual values at the time of disposal and expected hold period of the vehicles. Net depreciation per unit per month is reflective of how we are managing the costs of our fleet and facilitates comparison with other participants in the car rental industry.

•
Dollar Utilization - important to management and investors because it is the measurement of the proportion of our equipment rental revenue earning equipment, including additional capitalized refurbishment costs (with the basis for refurbished assets reset at the refurbishment date), that is being used to generate revenues relative to the total amount of available equipment fleet capacity.

•
Time Utilization - important to management and investors as it measures the extent to which the equipment rental fleet is on rent compared to total operated fleet and is an efficiency measurement utilized by participants in the equipment rental industry.

Non-GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S.GAAP. The above Non-GAAP measures are defined and reconciled to their most comparable U.S.GAAP measure in the "Results of Operations and Selected Operating Data by Segment" section of this MD&A.

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

We are engaged principally in the business of renting and leasing of cars through our Hertz, Dollar, Thrifty and Firefly brands and equipment through our Hertz Equipment Rental brand. In addition to car rental and equipment rental businesses, we provide fleet leasing and management services through our Donlen subsidiary. Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of cars and equipment, the related ownership cost of equipment and other operating costs. Significant changes in the purchase price or residual values of cars and equipment or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We continue to balance our mix of non-program and program vehicles based on

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

market conditions. Our business requires significant expenditures for cars and equipment, and consequently we require substantial liquidity to finance such expenditures. See "Liquidity and Capital Resources" below.

Our strategy includes optimization of our on airport operations, selected openings of new off airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth.

Our total revenues primarily are derived from rental and related charges and consist of:

•
Car rental revenues - revenues from all company-operated car rental operations, including charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling of vehicles and revenues associated with ancillary products associated with car rentals, including the sale of loss or collision damage waivers, liability insurance coverage, parking and other products and fees, ancillary products associated with the retail car sales channel and certain royalty fees from our franchisees;

•
Equipment rental revenues - revenues from all company-operated equipment rental operations, including amounts charged to customers for the fueling and delivery of equipment and sale of loss damage waivers, as well as revenues from the sale of new equipment and consumables; and

•	All other operations revenues - revenues from fleet leasing and management services (Donlen) and other business activities.

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

•
Depreciation expense and lease charges, net relating to revenue earning equipment (including net gains or losses on the disposal of such equipment). Revenue earning equipment includes cars and rental equipment;

•	Selling, general and administrative expenses; and

•	Interest expense, net.

Our Business Segments

We have identified four reportable segments, which are organized based on the products and services provided by our operating segments and the geographic areas in which our operating segments conduct business, as follows:

•	U.S. Car Rental - Rental of cars, crossovers and light trucks, as well as sales of ancillary products and services, in the U.S.;

•	International Car Rental - Rental of cars, crossovers and light trucks, as well as sales of ancillary products and services, internationally;

•	Worldwide Equipment Rental - Rental of industrial, construction, material handling and other equipment; and

•	All Other Operations - Comprised of our Donlen business, which provides fleet leasing and management services, and other business activities, such as our claim management services (HCM).

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In addition to the above reportable segments, the Company has corporate operations ("Corporate") which includes general corporate assets and expenses and certain interest expense (including net interest on corporate debt). We assess performance and allocate resources based upon the financial information for our operating segments.

Seasonality

Our car rental and equipment rental operations are seasonal businesses, with decreased levels of business in the winter months and heightened activity during the spring and summer. We have the ability to dynamically manage fleet capacity, the most significant portion of our cost structure, to meet market demand. For instance, to accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. As business demand declines, fleet and staff are decreased accordingly. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. In addition, our management expects to utilize enhanced process improvements, including efficiency initiatives and the use of our information technology systems, to help manage our variable costs. More than half of our typical annual operating costs represent variable costs, while the remaining costs are fixed or semi-fixed. We also maintain a flexible workforce, with a significant number of part time and seasonal workers. However, certain operating expenses, including rent, insurance, and administrative overhead, remain fixed and cannot be adjusted for seasonal demand. Revenues related to our fleet leasing and management services are generally not seasonal.

2014 Operating Highlights

Highlights of our business and financial performance in 2014 and key factors influencing our results include:

•
In November 2014, we announced a new fleet strategy for the U.S. Car Rental segment, which includes a significant increase in new 2015 vehicles and reductions in risk vehicles and holding periods, to strengthen our competitive position, improve the customer experience, provide greater flexibility for demand fluctuations and better protect against a fluctuating used-car sales cycle;

•
An unprecedented level of vehicle manufacturer recalls affecting our U.S. Car Rental segment, which negatively impacted fleet available for rent and tempered transaction days during the peak rental period;

•
Weaker on airport U.S. Car Rental segment performance and loss of market share due to reduced fleet available to rent in peak periods as a result of fleet recall activity, utilization of fleet available for rent to support off airport growth and the impact of less desirable higher mileage product;

•	A decrease in Total RPD for the U.S. Car Rental segment due to a higher mix of off airport rentals as a result of an increase in the number of replacement renters during the period;

•
Increased operating costs in the U.S. Car Rental segment due to damage expenditures and maintenance expenditures associated with higher mileage cars in the fleet and increased personnel costs to support the higher mileage fleet;

•
Higher maintenance costs in the Worldwide Equipment Rental segment due to the investment made to improve the fleet available to rent and sales costs due to an increase in sales force personnel to focus on winning new accounts and diversifying the customer base;

•
As a result of our corporate relocation from Park Ridge, NJ to Estero, FL in 2013 and the migration of activities in the second half of 2013 and into 2014, we experienced significant turnover in corporate personnel. The turnover resulted in approximately 30% of experienced personnel relocating;

•	Refinanced and amended various credit and fleet financing facilities to facilitate execution of our new fleet strategy and to extend maturities of certain financing arrangements, including:

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	CORPORATE DEBT
Senior ABL Facility
In October 2014, we entered into an amendment to certain terms of the Senior ABL Facility. The amendment, among other things (i) extends the commitment period of $1,668 million of aggregate borrowing capacity under the Senior ABL Facility from March 2016 to March 2017, with the remaining $198 million of aggregate borrowing capacity under the Senior ABL Facility, expiring, as previously scheduled, in March 2016 and (ii) provides for an increase in aggregate borrowing capacity under the Senior ABL Facility of $235 million, such that (a) prior to March 2016, aggregate borrowing capacity will be $2,100 million and (b) after March 2016, aggregate borrowing capacity will be $1,903 million.

•	FLEET DEBT

HVF II U.S. Fleet Variable Funding Notes

•
In October 2014, Hertz Vehicle Financing II LP (“HVF II”), entered into various amendment agreements pursuant to which certain terms of HVF II’s Series 2013-A Variable Funding Rental Car Asset Backed Notes (the “HVF II Series 2013-A Notes”) and HVF II’s Series 2013-B Variable Funding Rental Car Asset Backed Notes (the “HVF II Series 2013-B Notes”) were amended. The amendments, among other things, amend the maturity of each facility from November 2015 to October 2016.

•
In October 2014, HVF II also amended the terms of its Series 2014-A Variable Funding Rental Car Asset Backed Notes (the “HVF II Series 2014-A Notes”), originally issued in July 2014, to provide for, among other things, (i) an extension of the maturity of the HVF II Series 2014-A Notes from December 2014 to October 2016 and (ii) an increase in aggregate borrowing capacity under the HVF II Series 2014-A Notes from $1,000 million to $3,250 million. Additionally, the HVF II Series 2014-A Notes contain provisions requiring the commitments to be terminated based on the volume of specified debt issued by Hertz or certain of its subsidiaries. These mandatory commitment termination provisions do not apply until at least $1,500 million of such specified debt has been issued.

European Revolving Credit Facility

In October 2014, Hertz Holdings Netherlands B.V., entered into an amendment agreement pursuant to which certain terms of the European Revolving Credit Facility were amended. The amendment provides for, among other things, (i) an extension of the maturity of the European Revolving Credit Facility from June 2015 to October 2017 and (ii) an increase in aggregate maximum borrowings available under the European Revolving Credit Facility from €220 million to €250 million.

European Securitization

In October 2014, certain of Hertz’s foreign subsidiaries entered into an amendment agreement pursuant to which certain terms of the European Securitization were amended. The amendment provides for, among other things, an extension of the maturity of the European Securitization from July 2015 to October 2016.

•	Incurred approximately $39 million in costs associated with the anticipated separation of the equipment rental business;

•	Incurred approximately $30 million in consulting, audit and legal costs associated with the restatement and investigation activities;

•
Incurred approximately $11 million in fees paid directly to our lenders, noteholders and agents (including increased interest spread on the Senior Term Facility) to obtain waivers under various financing facilities relating to, among other things, the failure to file certain quarterly and annual reports and matters relating to the restatement; and

•	Incurred approximately $9 million in costs associated with the Dollar Thrifty integration.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESTATEMENT

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Consolidated Financial Statements for the years ended December 31, 2013 and December 31, 2012. For additional information and a detailed discussion of the restatement, see Note 2, "Restatement" to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

It also gives effect to the restatement adjustments made to the previously reported Consolidated Financial Statements for the quarterly and year to date periods ended March 31, June 30 and September 30, 2013 and the quarterly period ended December 31, 2013. For additional information and a detailed discussion of the quarterly restatement, see Note 21, "Quarterly Financial Information (Unaudited)" to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

CONSOLIDATED RESULTS OF OPERATIONS

	Years Ended December 31,			Percent Increase/(Decrease)
($ in millions)	2014	2013 (As Restated)(a)	2012 (As Restated)(a)	2014 vs. 2013	2013 vs. 2012
Total revenues	$11,046	$10,775	$9,013	3%	20%
Direct operating expenses	6,314	5,777	4,861	9	19
Depreciation of revenue earning equipment and lease charges, net	3,034	2,533	2,128	20	19
Selling, general and administrative	1,088	1,053	978	3	8
Interest expense, net	641	669	596	(4)	12
Other (income) expense, net	(15)	64	33	NM	94
Income (loss) before income taxes	(16)	679	417	NM	63
Provision for taxes on income (loss)	(62)	(329)	(200)	(81)	65
Net income (loss)	$(78)	$350	$217	NM	61
Adjusted pre-tax income (loss) (b)	$408	$1,113	$840	(63)	33
Amounts for the period from January 1, 2012 through November 18, 2012 exclude revenues for Dollar Thrifty, which was acquired on November 19, 2012.
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
NM - Not meaningful

Results from operations are discussed below and include comparisons to prior year periods. We acquired Dollar Thrifty on November 19, 2012. Our results from operations included Dollar Thrifty for the post-acquisition period ended December 31, 2012, which is 43 days in 2012. The results of operations for Dollar Thrifty are included within our U.S. Car Rental segment. In order to obtain regulatory approval and clearance for the Dollar Thrifty acquisition, we agreed to dispose of Advantage. On December 12, 2012, we completed the sale of Simply Wheelz LLC, or the “Advantage divestiture.” See Note 5, "Acquisitions and Divestitures," to the Notes to our consolidated financial statements included in this Annual Report under the caption “Item 8 - Financial Statement and Supplementary Data.”

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Total revenues increased $271 million, or 3%, from the prior year due to revenue increases in all four business segments. Higher revenues in our U.S. Car Rental and International Car Rental segments year over year were driven by an increase in the number of transaction days during the period. Increases in our Worldwide Equipment Rental segment were driven by higher volume and pricing during the period. Higher revenues in our Donlen operations year over year were primarily the result of higher volume during the period.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Direct operating expenses increased $537 million, or 9%, from the prior year primarily due to increases in our U.S. and International car rental segments of $390 million and $84 million, respectively, and an increase of $37 million in our Worldwide Equipment Rental segment. The increases were the result of higher fleet related costs and other direct operating expenses during the period.

Depreciation of revenue earning equipment and lease charges, net increased $501 million, or 20%, from the prior year primarily due to an increase of $477 million in our U.S. Car Rental segment. The increase was largely driven by higher per-vehicle depreciation rates due to declining residual values and a reduction in the planned holding period for the fleet as we implemented our new fleet strategy. Additionally, 2013 U.S. Car Rental segment depreciation was favorably impacted by $79 million of Dollar Thrifty acquisition accounting adjustments and due to implementation of a longer planned hold period for the fleet.

SG&A expenses during the year ended December 31, 2014 increased $35 million, or 3%, as compared with 2013. The change was primarily due to $39 million of separation costs associated with the anticipated HERC spin-off transaction, approximately $30 million in costs associated with the previously disclosed accounting review and investigation, $13 million related to the impairment of our former corporate headquarters and $9 million in costs associated with the Dollar Thrifty integration. The above was partially offset by decreases in marketing, co-branding and promotional activity in our U.S. Car Rental operations.

Interest expense, net decreased 28 million, or (4)%, during the year ended December 31, 2014 as compared with 2013. The change was primarily due to a lower average interest rate on fleet debt in our U.S. Car Rental segment resulting from an increase to the component of floating rate debt relative to fixed rate debt, as well as a lower average interest rate on fleet debt in our International Car Rental segment resulting from the European fleet financings completed during the period.

We had other income of $15 million in the year ended December 31, 2014 compared with other expense of $64 million in the prior year period. Other income in the 2014 period is primarily comprised of a $19 million litigation settlement received in relation to a class action lawsuit filed against an original equipment manufacturer stemming from recalls of their vehicles in previous years. Other income in 2014 also included our share of earnings from our equity method and joint venture investments. Other income in 2014 was partially offset by a $14 million charge for service equipment that was deemed to not have a future use. Other expense of $64 million in 2013 is primarily comprised of $40 million of impairment charges and asset write-downs and $29 million of premiums paid and write-offs relating to our European debt. The impairment charges and asset write-downs were related to vehicles subleased to FSNA, the parent of Simply Wheelz, LLC, the owner and operator of our divested Advantage brand, as further described in Note 5, "Acquisitions and Divestitures," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

We had a loss before income taxes of $16 million in 2014 compared with income before income taxes of $679 million in 2013. This decrease in income before income taxes was primarily due to increased operating costs in the U.S. car rental segment due to damage, maintenance expenditures associated with higher mileage cars in the fleet and increased personnel costs to support the higher mileage fleet, and higher depreciation rates due to declining residual values and a reduction in the planned hold period as we implemented our new fleet strategy. Additionally, 2013 included $79 million of Dollar Thrifty acquisition adjustments that reduced depreciation expense. In addition, we experienced higher maintenance costs in the worldwide equipment rental segment in 2014 due to the investment made to improve the fleet available to rent and sales costs due to an increase in sales force personnel to focus on winning new accounts and diversifying the customer base. These decreases were partially offset by a decrease in other expenses year over year, as discussed above.

The effective tax rate for the year ended December 31, 2014 was (388)% as compared to 48% for the year ended December 31, 2013. The provision for taxes on income decreased $267 million, primarily due to lower income before income taxes, changes in geographic earnings mix, non-deductible transaction costs, decreased state and local tax rates and a decrease in the valuation allowance relating to losses in certain non-US jurisdictions for which tax benefits are not realized, offset by an increase in unrecognized tax benefits accrued during the year.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Adjusted pre-tax income decreased $705 million, or (63)%, from the prior year. See footnote (b) to the table under "Results of Operations and Selected Operating Data by Segment" for a summary and description of our adjustments to pre-tax income on a consolidated basis.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Total revenues increased $1,762 million, or 20%, from the prior year due to revenue increases in all four business segments. Higher revenues in our U.S. Car Rental segment were driven primarily by a 26% increase in transaction days due to the Dollar Thrifty acquisition. Higher revenues in our International Car Rental segment were driven by increases in Total RPD and transaction days during the period and refueling fees of $12 million. Increases in our Worldwide Equipment Rental segment were driven by higher volume and pricing during the period. Increases in our Donlen operations were primarily the result of higher volume during the period.

Direct operating expenses increased $916 million, or 19%, from the prior year primarily due to increases in our U.S. and International Car Rental segments of $805 million and $60 million, respectively, and an increase of $49 million in our Worldwide Equipment Rental segment. The increase in our U.S. Car Rental segment were driven by increased transaction days due to the Dollar Thrifty acquisition.

Depreciation of revenue earning equipment and lease charges, net increased $405 million, or 19%, from the prior year primarily due to an increase of $336 million in our U.S. Car Rental segment. The increase was largely driven by a larger U.S. Car Rental fleet size resulting from the Dollar Thrifty acquisition and a deterioration in used vehicle residual values, offset in part by the implementation of a longer planned hold period for the fleet.

SG&A expenses during the year ended December 31, 2013 increased $75 million, or 8%, from 2012, primarily due to higher marketing, co-branding and promotional activity in our U.S. Car Rental segment largely due to the Dollar Thrifty acquisition as well as higher administrative costs within our International Car Rental segment, partially offset by decreased Hertz-brand advertising.

Interest expense, net increased $73 million, or 12%, in the year ended December 31, 2013 as compared with 2012 primarily due to higher outstanding levels of debt largely driven by financings related to our November 2012 acquisition of Dollar Thrifty.

Other expense of $64 million in 2013 is primarily comprised of $40 million of impairment charges and asset write-downs and $29 million of premiums paid and write-offs relating to our European debt. The impairment charges and asset write-downs were related to vehicles subleased to FSNA, the parent of Simply Wheelz, LLC, the owner and operator of our divested Advantage brand, as further described in Note 5, "Acquisitions and Divestitures," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." Other expense of $33 million in 2012 is primarily comprised of a $31 million loss on the Advantage divestiture and $24 million of additional expenses resulting from divestitures associated with the Dollar Thrifty acquisition. These expenses were partially offset by a $10 million gain from the sale of our Switzerland operations and a $9 million gain on the investment in Dollar Thrifty stock.

Income before income taxes increased $262 million, or 63%, from the prior year due primarily to stronger volumes and pricing in the U.S. and International car rental segments, lower depreciation per unit per month in our International car rental segment and stronger volumes and pricing in our Worldwide Equipment Rental segment. Additionally, 2013 included $79 million of Dollar Thrifty acquisition adjustments and an assumed longer fleet holding period, which reduced depreciation expense in 2013. This was partially offset by a $75 million increase in SG&A expenses, a $73 million increase in interest expense, net and a $31 million increase in other expenses, net which are more fully described above.

The effective tax rate for the year ended December 31, 2013 was 48% as compared to 48% for the year ended December 31, 2012. The provision for taxes on income increased $129 million, primarily due to higher income before income taxes, changes in geographic earnings mix, increased state and local tax rates and an increase in thin cap limitation on deductibility of interest expense in various non-U.S. countries and other permanent differences, offset by a decrease in the valuation allowance relating to losses in certain non-U.S. jurisdictions for which tax benefits are not realized.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Adjusted pre-tax income increased $273 million, or 33%, from the prior year. See footnote (b) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of these adjustments on a consolidated basis.
RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Car Rental

As of December 31, 2014, our U.S. Car Rental operations had a total of approximately 5,410 corporate and franchisee locations, comprised of 1,715 airport and 3,695 off airport locations.

	Years Ended December 31,			Percent Increase/(Decrease)
($ in millions, except for Total RPD and net depreciation per unit per month)	2014	2013 (As Restated)(a)	2012 (As Restated)(a)	2014 vs. 2013	2013 vs. 2012
Total revenues	$6,471	$6,331	$4,888	2%	30%
Direct operating expenses	$3,921	$3,531	$2,726	11	30
Depreciation of revenue earning equipment and lease charges, net	$1,758	$1,281	$945	37	36
Income before income taxes	$258	$872	$647	(70)	35
Adjusted pre-tax income (b)	$387	$1,033	$813	(63)	27
Transaction days (in thousands)(c)	139,752	133,181	105,539	5	26
Total RPD(d)	$46.07	$46.94	$46.22	(2)	2
Average fleet (e)	499,100	490,000	359,100	2	36
Fleet efficiency(e)	77%	78%	81%	N/A	N/A
Net depreciation per unit per month (f)	$294	$218	$219	35	—
Program cars as a percentage of average fleet at period end	21%	9%	5%	N/A	N/A
Amounts for the period from January 1, 2012 through November 18, 2012 exclude revenues for Dollar Thrifty, which was acquired on November 19, 2012.
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
N/A - Not applicable

During 2014, we have increased the percentage of program cars in our car rental fleet. Our strategy remains flexible as we continue to periodically review the efficiencies of an optimal mix between program and non-program cars in our fleet. Non-program cars, sold through the retail sales channel, allow us the opportunity for ancillary revenue, such as warranty and financing, during disposition. Program cars generally provide us with flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. This flexibility is reduced as the percentage of non-program cars in our car rental fleet increases. The average age of our fleet increases as our percentage of non-program cars increases since the average holding period for non-program vehicles is longer than program vehicles.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During 2014, 2013 and 2012, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes in our U.S. car rental operations from previous quarters resulted in a net increase in depreciation expense of $167 million for the year ended December 31, 2014 and a net decrease of $44 million and $139 million in depreciation expense for the years ended December 31, 2013 and 2012, respectively. The unfavorable adjustment in 2014 reflects declining residual values and a reduction in the planned hold period. The favorable adjustments in 2013 and 2012 reflect changes from the impact of car sales channel diversification, acceleration of our retail sales expansion and the optimization of fleet holding periods related to the integration of Dollar Thrifty. The cumulative effect of the reduction in rates was also indicative of the residual values experienced in the U.S. for the years ended December 31, 2013 and 2012.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the years ended December 31, 2014, 2013 and 2012, our U.S. car rental operations sold approximately 187,000, 206,000 and 153,000 non-program cars. The 35% increase in 2013 versus 2012 was primarily related to our acquisition of Dollar Thrifty.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Total revenues for our U.S. Car Rental segment increased $140 million, or 2%, from the prior year. Transaction days increased 5% while Total RPD was down 2%. The increase in transaction days was primarily related to 15% growth in the off airport market. Total RPD was negatively impacted by the higher mix of off airport rentals driven by an increase in the number of replacement renters during the period. Off airport revenues comprised 25% of the total segment in 2014 compared to 24% in 2013. Off airport transaction days comprised 33% of the total segment in 2014 compared with 31% in 2013.

Direct operating expenses for our U.S. Car Rental segment increased $390 million, or 11%, from the prior year due to the following:

•	Fleet related expenses increased $182 million, or 25%, from 2013 primarily comprised of:

◦
Increased vehicle maintenance expenses of $73 million which reflects an 89% increase in maintenance expense per vehicle due to the age and mileage of our fleet and the level of recall activity in the second, third and fourth quarters of 2014;

◦	Increased vehicle damage expenses of $59 million which reflects a 35% increase in expense per transaction day due to age and mileage of the fleet, as well as growth in our off airport business;

◦
Increased damage related liability and third party property damage of $35 million resulting from the shift in transaction day mix to more off airport rentals and older fleet compared with the prior year; and

◦	Increased other vehicle operating costs of $24 million resulting from additional vehicle registration, taxes and stolen vehicles expenses due to our business mix.

•
Personnel related expenses increased $30 million, or 3%, from 2013, primarily driven by increases in field payroll wages and benefits. The increases were driven by the off airport transaction growth in the insurance replacement business and the increased transportation of vehicles in an effort to maximize fleet sharing initiatives between our brands as well as maintenance on a higher mileage fleet and increased recalls.

•	Other direct operating expenses increased $177 million, or 11%, from 2013 primarily comprised of:

◦
Increased facilities expense of $34 million primarily resulting from additional depreciation expense when compared with the prior year due to an increase in the amount of capital expenditures on new and existing facilities;

◦	Increased restructuring costs of $46 million driven by our business transformation and integration initiatives;

◦
Increased field administration expenses of $33 million reflective of higher shared services operating expenses driven by our off airport market expansion and employee relocation expenses related to the new headquarters in Florida;

◦	Increased customer service expenses of $29 million which was attributable to a change in contract terms with a certain service provider during the year;

◦	Increased commissions of $33 million resulting from commission program rate changes and a shift of revenue mix to higher cost commission reservation sources; and

◦	Increased computers and field systems expenses of $22 million driven by growth in the number of off airport transactions and integration of our on airport field back-office and maintenance operations.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Depreciation of revenue earning equipment and lease charges, net increased $477 million, or 37%, from the prior year. Net depreciation per unit per month for our U.S. Car Rental segment increased 35% to $294 from $218 year over year. This increase was primarily due to declining residual values, a change in estimate of channel shift benefit and a reduction in the planned hold period as we implemented our new fleet strategy. Additionally, 2013 included $79 million of Dollar Thrifty acquisition accounting adjustments that reduced this expense.

Income before income taxes decreased $614 million, or 70%, from the prior year. This decrease in income before income taxes was primarily due to increased operating costs in the U.S. Car Rental segment due to damage, maintenance expenditures associated with higher mileage cars in the fleet and increased personnel costs to support the higher mileage fleet, and increased net depreciation per unit per month of 35% to $294 from $218 year over year. This increase was primarily due to declining residual values, a change in estimate of channel shift benefit and a reduction in the planned hold period as we implemented our new fleet strategy. Additionally, 2013 depreciation expense was favorably impacted by $79 million of Dollar Thrifty acquisition adjustments and an assumed longer fleet holding period. The change was partially offset by a $49 million decrease in SG&A expenses resulting from reduced marketing, co-branding and promotional activity. Additionally, there was other income of $18 million in 2014 compared to other expense of $31 million in the prior year, resulting in a $49 million favorable impact. Other income in 2014 was primarily comprised of a $19 million litigation settlement received in relation to a class action lawsuit filed against an original equipment manufacturer stemming from recalls of their vehicles in previous years. Other expense in 2013 is primarily comprised of $40 million of impairment charges and asset write-downs related to vehicles subleased to FSNA, the parent of Simply Wheelz, LLC, the owner and operator of our divested Advantage brand, as further described in Note 5, "Acquisitions and Divestitures," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Adjusted pre-tax income decreased $646 million, or 63%, from the prior year. See footnote (b) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of these adjustments on a consolidated basis.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Total revenues for our U.S. Car Rental segment increased $1,443 million, or 30%, from the prior year. The increase in the size of our fleet resulting from the late 2012 acquisition of Dollar Thrifty drove a 26% increase in transaction days, however, Total RPD increased only slightly as a result of the expanded price mix of our business post acquisition. Off airport revenues comprised 24% of total revenues for the segment in 2013 compared to 24% in 2012.

Direct operating expenses for our U.S. Car Rental segment increased $805 million, or 30%, from the prior year due to the full year impact of our acquisition of Dollar Thrifty in late 2012, the expansion of our off-airport and leisure businesses and the impact of recalls. The following are the components of the increases:

•
Fleet related expenses increased $153 million, or 27%, from 2012 primarily comprised of increases in vehicle damage expenses of $38 million, self-insurance expenses of $40 million, gasoline costs of $38 million, and vehicle maintenance costs of $27 million.

•
Personnel related expenses increased $210 million, or 23%, from 2012 primarily driven by increases in salaries and wages of $170 million and taxes and benefits of $39 million as a result of additional headcount post acquisition.

•
Other direct operating expenses increased $441 million, or 36%, from 2012 and is primarily comprised of increases in concession fees of $120 million, facilities expenses of $75 million, commissions of $37 million, field administration of $40 million, amortization of intangibles of $35 million, guaranteed charge card expenses of $35 million, supplemental liability and personal accident insurance products of $16 million, field systems of $15 million, service vehicles of $11 million and customer service expenses of $8 million.

Depreciation of revenue earning equipment and lease charges, net increased $336 million, or 36%, from the prior year. This change was primarily due to an increase in the size of our fleet resulting from the Dollar Thrifty acquisition and a deterioration in used vehicle residual values. U.S. Car Rental segment net depreciation per unit per month decreased to $218 from $219 primarily due to a longer average hold period for the fleet combined with the impact of $79 million

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

of Dollar Thrifty acquisition accounting adjustments that reduced this expense compared with $12 million of adjustments in 2012.

Income before income taxes increased $225 million, or 35%, from the prior year. This change was primarily due to the factors described above, partially offset by an $88 million increase in SG&A expenses driven by higher marketing and co-branding expenses. SG&A is further described on a consolidated basis in the Consolidated Results of Operations section of this MD&A.

Adjusted pre-tax income increased $220 million, or 27%, from the prior year. See footnote (b) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of these adjustments on a consolidated basis.

International Car Rental

As of December 31, 2014, our international car rental operations had a total of approximately 5,470 corporate and franchisee locations in approximately 144 countries including Canada, Australia, New Zealand and in the regions of Europe, Latin and South America, Caribbean, Asia, Africa and the Middle East.

	Years Ended December 31,			Percent Increase/(Decrease)
($ in millions, except for Total RPD and net depreciation per unit per month)	2014	2013 (As Restated)(a)	2012 (As Restated)(a)	2014 vs. 2013	2013 vs. 2012
Total revenues	$2,436	$2,378	$2,265	2%	5%
Direct operating expenses	$1,491	$1,407	$1,347	6	4
Depreciation of revenue earning equipment and lease charges, net	$492	$528	$524	(7)	1
Income before income taxes	$95	$34	$36	179	(6)
Adjusted pre-tax income (b)	$144	$134	$83	7	61
Transaction days (in thousands)(c)	46,917	45,019	43,248	4	4
Total RPD(d)	$52.86	$53.31	$53.09	(1)	—
Average Fleet (e)	166,900	161,300	155,100	3	4
Fleet efficiency (e)	77%	76%	76%	N/A	N/A
Net depreciation per unit per month (f)	$250	$275	$287	(9)	(4)
Program cars as a percentage of average fleet at period end	30%	24%	21%	N/A	N/A
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
N/A - Not applicable

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Total revenues for the segment increased $58 million, or 2%, when compared with the prior year period and increased $80 million, or 3% excluding the impact of foreign currency exchange rates. We experienced a 4% increase in transaction days, however, Total RPD for the segment decreased 1% due mainly to the expansion of our value brands, Firefly and Thrifty, in several European countries.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Direct operating expenses for our International Car Rental segment increased $84 million, or 6%, from the prior year due to the following:

•
Fleet related expenses increased $50 million, or 13%, from 2013 primarily due to higher insurance and license fees of $29 million and higher vehicle damage costs of $23 million. Insurance costs were higher due to increases in large loss property damage claims and license fees increased due to a new toll product in Australia and increased conversion expenses from vehicle thefts in Italy. Damage costs increased due to higher vehicle reconditioning costs and lower damage recoveries; and

•
Other direct operating expenses increased $27 million during the period primarily due to higher commissions of $14 million driven by growth in our value brand segments and higher facilities costs and concession fees of $13 million.

Depreciation of revenue earning equipment and lease charges, net decreased $36 million, or 7%, and net depreciation per unit per month decreased 9% to $250 from $275 year over year. This change was mainly driven by improvements in fleet purchasing, vehicle mix and the gain (loss) on vehicles sold during the period.

Income before income taxes increased $61 million, or 179%, from the prior year. The change was primarily due to the factors described above and a $17 million decrease in interest expense, net driven by a lower average interest rate on fleet debt resulting from the European fleet financings completed during the period. Additionally, there was a $25 million decrease in other (income) expenses, net which is further described on a consolidated basis in the Consolidated Results of Operations section of this MD&A.

Adjusted pre-tax income increased $10 million, or 7%, from the prior year. See footnote (b) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of these adjustments on a consolidated basis.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Total revenues for the segment increased $113 million, or 5%, when compared with the prior year period and increased $104 million, or 5%, excluding the impact of foreign currency exchange rates. As we expanded our Firefly and Thrifty value brands in Europe we experienced a 4% increase in Transaction Days, however, Total RPD for the segment remained relatively flat.

Direct operating expenses for our International car rental segment increased $60 million, or 4% from the prior year due to the following, all of which are a direct result of the expansion of our value brands in Europe:

•	Personnel related expenses increased $12 million, or 3%, from 2012 due mainly to increased payroll costs attributable to standard inflationary increases; and

•
Other direct operating expenses increased $48 million, or 8%, from 2012 comprised mainly of a $12 million increase in concessions, an $11 million increase in restructuring costs and a $11 million increase in reservations and customer service expenses due to the shift in our business mix to more airports driven by the expansion of our value brands.

Depreciation of revenue earning equipment and lease charges, net increased $4 million, or 1%, from the prior year. The increase was primarily driven by a larger fleet during the period, partially offset by a slight strengthening of used vehicle residual values, the mix of vehicles and improved procurement costs to acquire fleet. Net depreciation per unit per month decreased 4% to $275 from $287 year over year.

Income before income taxes decreased $2 million, or 6%, from the prior year. The change was primarily due to the factors described above combined with a $9 million decrease in interest expense, net, offset by an $22 million increase in SG&A and a $38 million increase in other (income) expenses, net both of which are further described on a consolidated basis in the Consolidated Results of Operations section of this MD&A.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Adjusted pre-tax income increased $51 million, or 61%, from the prior year. See footnote (b) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of these adjustments on a consolidated basis.

Worldwide Equipment Rental

As of December 31, 2014, HERC had a total of more than 350 branches in the U.S., Canada, France, Spain, the United Kingdom, China and Saudi Arabia.

	Years Ended December 31,			Percent Increase/(Decrease)
($ in millions)	2014	2013 (As Restated)(a)	2012 (As Restated)(a)	2014 vs. 2013	2013 vs. 2012
Total revenues	$1,571	$1,539	$1,382	2%	11%
Direct operating expenses	$863	$826	$777	4	6
Depreciation of revenue earning equipment and lease charges, net	$329	$299	$271	10	10
Income before income taxes	$170	$241	$142	(29)	70
Adjusted pre-tax income(b)	$258	$301	$216	(14)	39
Dollar utilization(g)	36%	37%	36%	N/A	N/A
Time utilization(h)	64%	65%	62%	N/A	N/A
Rental and rental related revenue(i)	$1,468	$1,400	$1,249	5	12
Same store revenue growth(j)	5%	10%	9%	N/A	N/A
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
N/A - Not applicable

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Total revenues for the segment increased $32 million, or 2%, when compared with the prior year period and increased $54 million, or 4% excluding the impact of foreign currency exchange rates. HERC experienced increases of 6% and 2% in worldwide equipment rental volumes and pricing, respectively. The increase in volume was driven by growth in the non-residential construction industry, new account wins, and efforts to diversify our customer base. Although higher than in 2013, overall segment revenues were negatively impacted by a $18 million decline in equipment sales resulting from the closure of two dealerships and a distribution center.

Direct operating expenses for our Worldwide Equipment Rental segment increased $37 million, or 4%, from the prior year due primarily to additional fleet related expenses of $25 million as a result of higher maintenance costs as we refresh the equipment rental fleet.

Depreciation of revenue earning equipment and lease charges, net increased $30 million, or 10%, from the prior year. The increase was driven by a 5% increase in the average acquisition cost of rental equipment operated during the period and a $17 million decrease in gain on sale of used equipment as HERC sold an increased amount of equipment through the auction channel in order to better align equipment available for rent with demand.

Income before income taxes decreased $71 million, or 29%, from the prior year due mainly to the factors described above and a $30 million increase in SG&A expenses primarily resulting from costs for the anticipated HERC spin-off transaction as well as increased costs associated with a larger sales force. SG&A expense is further described on a consolidated basis in the Consolidated Results of Operations section of this MD&A.

Adjusted pre-tax income decreased $43 million, or 14%, from the prior year. See footnote (b) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of these adjustments on a consolidated basis.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Total revenues for the segment increased $157 million, or 11%, when compared with the prior year and increased $161 million, or 12% excluding the impact of foreign currency exchange rates, primarily resulting from increased volume of 14% and increased pricing of 3% as well as an increase in new equipment sales year over year. The increase in volume was primarily due to strong industrial performance, especially oil and gas related, and improvement in the construction sector driven by the recovery of the non-residential construction industry.

Direct operating expenses for our worldwide equipment rental segment increased $49 million, or 6%, from the prior year primarily comprised of higher maintenance and vehicle operating costs of $13 million, a $20 million increase in salaries due to merit increases and increased headcount due to business growth and acquisitions made in 2012, and a $15 million increase in other direct operating expenses resulting from higher equipment sales costs and facilities expenses. The increases were driven by higher fleet and staffing levels required to meet increased volume demand.

Depreciation of revenue earning equipment and lease charges, net increased $28 million, or 10%, compared with the prior year driven by a larger fleet during the period combined with an increase in the average acquisition cost of rental equipment operated during the period, partly offset by strong residual values and improved disposal channel mix.

Income before income taxes increased $99 million, or 70%, from the prior year. The increase was primarily due to the factors described above combined with a $11 million decrease in SG&A expenses. SG&A expense is further described on a consolidated basis in the Consolidated Results of Operations section of this MD&A.

Adjusted pre-tax income increased $85 million, or 39%, from the prior year. See footnote (b) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of these adjustments on a consolidated basis.

All Other Operations

	Years Ended December 31,			Percent Increase/(Decrease)
($ in millions)	2014	2013 (As Restated)(a)	2012 (As Restated)(a)	2014 vs. 2013	2013 vs. 2012
Total revenues	$568	$527	$478	8%	10%
Direct operating expenses	$24	$24	$24	—	—
Depreciation of revenue earning equipment and lease charges, net	$455	$425	$388	7	10
Income before income taxes	$46	$36	$25	28	44
Adjusted pre-tax income (b)	$62	$58	$47	7	23
Average Fleet - Donlen	172,800	169,600	150,800	2	12
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.

Our Donlen operations had favorable results on a year over year basis in each of 2014 and 2013 driven by increased volume. Higher depreciation expense is driven by the increase in the size of the Donlen fleet.

Footnotes to the Results of Operations and Selected Operating Data by Segment Tables

(a)
The data presented represents financial data on a restated basis or an amount that was calculated using financial data on a restated basis. For more information on the restatement, see Note 2, "Restatement" to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

(b)
Adjusted pre-tax income is calculated as income before income taxes plus certain non-cash acquisition accounting charges, debt-related charges relating to the amortization and write-off of debt financing costs and debt discounts and certain one-time charges and nonoperational items. Adjusted pre-tax income is important to management because it allows management to assess operational performance of our business, exclusive of the items mentioned above. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally. The contribution of our reportable segments to adjusted pre-tax income and reconciliation to consolidated amounts are presented below:

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Years Ended December 31,
(In millions)	2014	2013 (As Restated)	2012 (As Restated)
Adjusted pre-tax income (loss):
U.S. car rental	$387	$1,033	$813
International car rental	144	134	83
Worldwide equipment rental	258	301	216
All other operations	62	58	47
Total reportable segments	851	1,526	1,159
Corporate(1)	(443)	(401)	(319)
Consolidated adjusted pre-tax income	408	1,125	840
Adjustments:
Acquisition accounting(2)	(132)	(132)	(110)
Debt-related charges(3)	(51)	(49)	(56)
Restructuring charges (4)	(56)	(77)	(38)
Restructuring related charges(5)	(103)	(22)	(11)
Acquisition related costs and charges(6)	(10)	(19)	(164)
Integration expenses(7)	(9)	(43)	—
Equipment rental spin-off costs(8)	(39)	—	—
Relocation costs(9)	(9)	(7)	—
Premiums paid on debt(10)	—	(29)	—
Loss on extinguishment of debt(11)	(1)	(7)	—
Impairment charges and asset write-downs(12)	(34)	(40)	—
Other(13)	20	(21)	(44)
Income (loss) before income taxes	$(16)	$679	$417

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

(2)	Represents the increase in amortization of other intangible assets, depreciation of property and equipment and accretion of revalued liabilities relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred debt financing costs and debt discounts.

(4)
Represents expenses incurred under restructuring actions as defined in U.S. GAAP. For further information on restructuring costs, see Note 15 "Restructuring," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

(5)
Represents incremental costs incurred directly supporting our business transformation initiatives. Such costs include transition costs incurred in connection with our business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Amount in 2014 also includes consulting costs and legal fees related to the accounting review and investigation, one-time costs to terminate certain marketing and co-branding agreements, and costs associated with the separation of certain executives during the year.

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

(7)	Primarily represents Dollar Thrifty integration related expenses.

(8)	Represents expense associated with the anticipated HERC spin-off transaction of which $28 million were incurred by HERC and $11 million were incurred by Corporate.

(9)
Represents non-recurring costs incurred in connection with the relocation of our corporate headquarters to Estero, Florida that were not included in restructuring expenses. Such expenses primarily include duplicate facility rent, certain moving expenses, and other costs that are direct and incremental due to the relocation.

(10)	In 2013, represents premiums paid to redeem our 8.50% Former European Fleet Notes.

(11)	In 2013, represents extinguishment of debt for a number of debt instruments.

(12)
In 2014, primarily comprised of impairments related to our former corporate headquarters building in New Jersey and HERC revenue earning equipment held for sale. Additionally, 2014 includes asset write-downs of assets associated with a terminated business relationship. In 2013, primarily related to a change in the carrying value of the vehicles subleased to FSNA and its subsidiary, Simply Wheelz.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(13)
In 2014, primarily comprised of a $19 million litigation settlement received in relation to a class action lawsuit filed against an original equipment manufacturer. In 2013, primarily represents $5 million of depreciation expense related to HERC. In 2012, primarily represents expenses related to the withdrawal from a multiemployer pension plan, litigation accrual and expenses associated with the impact of Hurricane Sandy.

(c)
Transaction days represent the total number of 24-hour periods, with any partial period counted as one transaction day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one transaction day in a 24-hour period.

(d)
Total RPD is calculated as total revenue less revenue from fleet subleases and ancillary revenue associated with retail car sales, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is useful in analyzing underlying trends. This statistic is important to our management and investors as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control.

The following table reconciles our car rental segment revenues to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2013 foreign exchange rates) for the years ended December 31, 2014, 2013 and 2012 ($ in millions except for Total RPD):

	U.S. car rental segment			International car rental segment
	Years Ended December 31,
	2014	2013	2012	2014	2013	2012
		(As Restated)			(As Restated)
Revenues	$6,471	$6,331	$4,888	$2,436	$2,378	$2,265
Advantage sublease revenue	—	(65)	(4)	—	—	—
Ancillary retail car sales revenue	(32)	(14)	(6)	—	—	—
Foreign currency adjustment	—	—	—	44	22	31
Total rental revenue	$6,439	$6,252	$4,878	$2,480	$2,400	$2,296
Transaction days (in thousands)	139,752	133,181	105,539	46,917	45,019	43,248
Total RPD (in whole dollars)	$46.07	$46.94	$46.22	$52.86	$53.31	$53.09

(e)
Average fleet is determined using a simple average of the number of vehicles at the beginning and end of a given period. Among other things, average fleet is used to calculate our fleet efficiency which represents the portion of our fleet that is being utilized to generate revenue. Fleet efficiency is calculated by dividing total transaction days by the average fleet multiplied by the number of days in a period. Average fleet used to calculate fleet efficiency in our U.S. Car Rental segment excludes Advantage sublease and Hertz 24/7 vehicles as these vehicles do not have associated transaction days. The calculation of fleet efficiency is shown in the table below.

	U.S. car rental segment			International car rental segment
	Years Ended December 31,
	2014	2013	2012	2014	2013	2012
		(As Restated)			(As Restated)
Transaction days (in thousands)	139,752	133,181	105,539	46,917	45,019	43,248
Average fleet	499,100	490,000	359,100	166,900	161,300	155,100
Advantage Sublease vehicles	(4,000)	(21,000)	(1,000)	—	—	—
Hertz 24/7 vehicles	(1,000)	(2,000)	(1,000)	—	—	—
Average fleet used to calculate fleet efficiency	494,100	467,000	357,100	166,900	161,300	155,100
Number of days in period	365	365	366	365	365	366
Average fleet multiplied by number of days in period (in thousands)	180,347	170,455	130,699	60,919	58,875	56,767
Fleet efficiency	77%	78%	81%	77%	76%	76%

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(f)
Net depreciation per unit per month is a non-GAAP measure that is calculated by dividing depreciation of revenue earning equipment and lease charges, net by the average fleet in each period and then dividing by the number of months in the period reported, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is useful in analyzing underlying trends. Average fleet used to calculate net depreciation per unit per month in our U.S. Car Rental segment includes Advantage sublease and Hertz 24/7 vehicles as these vehicles have associated lease charges. Net depreciation per unit per month represents the amount of average depreciation expense and lease charges, net per vehicle per month. The table below reconciles this non-GAAP measure to its most comparable GAAP measure, which is depreciation of revenue earning equipment and lease charges, net, (based on December 31, 2013 foreign exchange rates) for the periods shown:

	U.S. car rental segment			International car rental segment
	Years Ended December 31,
	2014	2013	2012	2014	2013	2012
		(As Restated)			(As Restated)
Depreciation of revenue earning equipment and lease charges, net (in millions)	$1,758	$1,281	$945	$492	$528	$524
Foreign currency adjustment (in millions)	—	—	—	9	4	10
Adjusted depreciation of revenue earning equipment and lease charges, net (in millions)	$1,758	$1,281	$945	$501	$532	$534
Average fleet	499,100	490,000	359,100	166,900	161,300	155,100
Adjusted depreciation of revenue earning equipment and lease charges, net divided by average fleet	$3,522	$2,614	$2,632	$3,002	$3,298	$3,443
Number of months in period	12	12	12	12	12	12
Net depreciation per unit per month	$294	$218	$219	$250	$275	$287

(g)
Dollar utilization means revenue derived from the rental of equipment divided by the original cost of the equipment including additional capitalized refurbishment costs (with the basis of refurbished assets reset at the refurbishment date).

(h)    Time Utilization means the percentage of time an equipment unit is on-rent during a given period.

(i)
Worldwide equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it reflects time and mileage and ancillary charges for equipment on rent and is comparable with the reporting of other industry participants. The following table reconciles our worldwide equipment rental segment revenues to our worldwide equipment rental and rental related revenue (based on December 31, 2013 foreign exchange rates) for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
(In millions)	2014	2013 (As Restated)	2012 (As Restated)
Worldwide equipment rental segment revenues	$1,571	$1,539	$1,382
Worldwide equipment sales and other revenue	(115)	(132)	(123)
Rental and rental related revenue at actual rates	1,456	1,407	1,259
Foreign currency adjustment	12	(7)	(10)
Rental and rental related revenue	$1,468	$1,400	$1,249

(j)
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

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

QUARTERLY DISCUSSION AND ANALYSIS

Selected Quarterly Financial Data

The following table sets forth selected financial data for each of the periods indicated. Amounts are computed independently each quarter, therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

	For the Quarters Ended
					As Restated				Percentage Increase/(Decrease)
(In millions, except per share data)	Dec. 31, 2014 (Q4)	Sept. 30, 2014 (Q3)	Jun. 30, 2014 (Q2)	Mar. 31, 2014 (Q1)	Dec. 31, 2013 (Q4)(a)	Sept. 30, 2013 (Q3)(a)	Jun. 30, 2013 (Q2)(a)	Mar. 31, 2013 (Q1)(a)	Q4 2014 vs. Q4 2013	Q3 2014 vs. Q3 2013	Q2 2014 vs. Q2 2013	Q1 2014 vs. Q1 2013
Revenues:
U.S. Car Rental	$1,482	$1,768	$1,663	$1,557	$1,475	$1,770	$1,602	$1,484	—%	—%	4%	5%
International Car Rental	518	795	641	482	544	768	595	471	(5)	4	8	2
Worldwide Equipment Rental	416	413	384	358	401	403	381	353	4	2	1	1
All Other Operations	143	145	142	139	135	134	130	129	6	8	9	8
Total revenues	2,559	3,121	2,830	2,536	2,555	3,075	2,708	2,437	—	1	5	4
Expenses:
Direct operating:
U.S. Car Rental	982	1,041	990	907	888	933	865	847	11	12	14	7
International Car Rental	342	427	394	329	337	411	347	313	1	4	14	5
Worldwide Equipment Rental	232	221	210	200	214	206	204	203	8	7	3	(1)
All Other Operations	6	6	6	7	6	6	6	6	—	—	—	17
Corporate	13	7	(6)	—	4	(9)	(5)	(5)	225	NM	NM	NM
Total direct operating	1,575	1,702	1,594	1,443	1,449	1,547	1,417	1,364	9	10	12	6
Depreciation of revenue earning equipment and lease charges, net:
U.S. Car Rental	533	409	391	424	337	337	323	285	58	21	21	49
International Car Rental	112	143	124	113	119	151	132	125	(6)	(5)	(6)	(10)
Worldwide Equipment Rental	94	78	79	78	76	76	73	74	24	3	8	5
All Other Operations	114	116	114	111	109	108	104	105	5	7	10	6
Total depreciation of revenue earning equipment and lease charges, net	853	746	708	726	641	672	632	589	33	11	12	23
Selling, general and administrative	246	303	265	276	234	282	287	250	5	7	(8)	10
Interest expense, net	163	163	162	153	168	173	168	161	(3)	(6)	(4)	(5)
Other (income) expense, net	6	3	(22)	(3)	21	44	(2)	—	(71)	(93)	NM	NM
Total expenses	2,843	2,917	2,707	2,595	2,513	2,718	2,502	2,364	13	7	8	10

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	For the Quarters Ended
					As Restated				Percentage Increase/(Decrease)
(In millions, except per share data)	Dec. 31, 2014 (Q4)	Sept. 30, 2014 (Q3)	Jun. 30, 2014 (Q2)	Mar. 31, 2014 (Q1)	Dec. 31, 2013 (Q4)(a)	Sept. 30, 2013 (Q3)(a)	Jun. 30, 2013 (Q2)(a)	Mar. 31, 2013 (Q1)(a)	Q4 2014 vs. Q4 2013	Q3 2014 vs. Q3 2013	Q2 2014 vs. Q2 2013	Q1 2014 vs. Q1 2013
Income (loss) before Income taxes:
U.S. Car Rental	(164)	160	167	94	112	297	257	204	(246)	(46)	(35)	(54)
International Car Rental	(22)	130	32	(45)	(29)	101	19	(58)	(24)	29	68	(22)
Worldwide Equipment Rental	30	56	49	36	70	76	62	31	(57)	(26)	(21)	16
All Other Operations	12	13	11	11	9	7	11	9	33	86	—	22
Corporate	(140)	(155)	(136)	(155)	(120)	(124)	(143)	(113)	17	25	(5)	37
Total income (loss) before income taxes	(284)	204	123	(59)	42	357	206	73	(776)	(43)	(40)	(181)
(Provision) benefit for taxes on income	50	(54)	(50)	(8)	(56)	(128)	(86)	(59)	(189)	(58)	(42)	(86)
Net income (loss)	$(234)	$150	$73	$(67)	$(14)	$229	$120	$14	NM	(34)	(39)	NM
Adjusted pre-tax income(b):
U.S. Car Rental	$(126)	$209	$184	$119	$132	$379	$289	$232	(195)	(45)	(36)	(49)
International Car Rental	(12)	136	57	(39)	21	126	35	(47)	(157)	8	63	(17)
Worldwide Equipment Rental	60	79	67	52	93	89	73	45	(35)	(11)	(8)	16
All Other Operations	15	17	15	16	16	14	14	13	(6)	21	7	23
Corporate	(98)	(118)	(106)	(122)	(105)	(99)	(108)	(100)	(7)	19	(2)	22
Total adjusted pre-tax income	$(161)	$323	$217	$26	$157	$509	$303	$143	(203)	(37)	(28)	(82)
NM - Not Meaningful

(a)
For further details regarding the restatement see Note 21, "Quarterly Financial Information (Unaudited)" to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

(b)	Adjusted pre-tax income is a Non-GAAP financial measure that is defined and reconciled to its most comparable U.S.GAAP measure in the "Selected Quarterly Operating Data" section of this MD&A.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selected Quarterly Operating Data
The following table sets forth certain of our selected operating data by segment for each of the periods indicated. Amounts are computed independently each quarter, therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

	For the Quarters Ended, or As of
					As Restated
U.S. Car Rental:	Dec. 31, 2014 (Q4)	Sept. 30, 2014 (Q3)	Jun. 30, 2014 (Q2)	Mar. 31, 2014 (Q1)	Dec. 31, 2013 (Q4)(a)	Sept. 30, 2013 (Q3)(a)	Jun. 30, 2013 (Q2)(a)	Mar. 31, 2013 (Q1)(a)
Transaction days (in thousands) (b)	33,595	37,901	35,850	32,360	32,875	36,064	34,178	30,064
Total RPD(c)	$43.85	$46.41	$46.19	$47.90	$44.75	$48.36	$46.11	$48.63
Average Fleet (g)	486,900	515,300	502,500	491,500	490,200	516,800	499,000	454,000
Fleet efficiency (g)	75%	80%	79%	75%	76%	80%	79%	77%
Net depreciation per unit per month (h)	$365	$265	$259	$288	$229	$217	$216	$209
Program cars as a percentage of average fleet at period end	21%	15%	16%	15%	9%	7%	3%	4%
Adjusted pre-tax income(loss) (in millions)(d)	$(126)	$209	$184	$119	$132	$379	$289	$232
International Car Rental:
Transaction days (in thousands)(b)	10,734	14,695	12,096	9,395	10,473	14,278	11,261	9,006
Total RPD(c)	$51.70	$54.85	$52.58	$51.41	$51.85	$55.12	$53.73	$51.63
Average Fleet (g)	156,700	196,900	172,300	141,400	155,700	188,700	163,500	137,500
Fleet efficiency (g)	74%	81%	77%	74%	73%	82%	76%	73%
Net depreciation per unit per month (h)	$255	$245	$238	$266	$255	$274	$273	$301
Program cars as a percentage of average fleet at period end	30%	40%	42%	34%	24%	36%	38%	28%
Adjusted pre-tax income (loss) (in millions)(d)	$(12)	$136	$57	$(39)	$21	$126	$35	$(47)
Worldwide Equipment Rental:
Dollar utilization	38%	37%	35%	34%	38%	38%	37%	35%
Time utilization	67%	66%	63%	61%	66%	67%	64%	61%
Rental and rental related revenue (in millions)(e)	$394	$382	$356	$334	$366	$369	$343	$320
Same store revenue growth(f)	5%	6%	4%	5%	5%	7%	11%	13%
Adjusted pre-tax income (in millions)(d)	$60	$79	$67	$52	$93	$89	$73	$45
All Other Operations:
Average Fleet - Donlen	166,800	169,700	177,800	176,800	173,800	170,800	168,000	165,600
Adjusted pre-tax income (in millions)(d)	$15	$17	$15	$16	$16	$14	$14	$13

(a)
The data presented represents financial data on a restated basis or an amount that was calculated using financial data on a restated basis. For more information on the restatement, see Note 2, "Restatement" to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.

(b)
Transaction days represent the total number of 24-hour periods, with any partial period counted as one transaction day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one transaction day in a 24-hour period.

(c)
Total RPD is calculated as total revenue less revenue from fleet subleases and ancillary revenue associated with retail car sales, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is useful in analyzing underlying trends. This statistic is important to our management and investors as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following tables reconcile our car rental segment revenues to our rental rate revenue and rental rate revenue per transaction day (based on December 31, 2013 foreign exchange rates) for the quarters noted below ($ in millions except for Total RPD):

		U.S. CAR RENTAL SEGMENT
	For the Quarters Ended
					As Restated
	Dec. 31, 2014 (Q4)	Sept. 30, 2014 (Q3)	Jun. 30, 2014 (Q2)	Mar. 31, 2014 (Q1)	Dec. 31, 2013 (Q4)	Sept. 30, 2013 (Q3)	Jun. 30, 2013 (Q2)	Mar. 31, 2013 (Q1)
Revenues	$1,482	$1,768	$1,663	$1,557	$1,475	$1,770	$1,602	$1,484
Advantage sublease revenue	—	—	—	—	—	(22)	(22)	(20)
Ancillary retail car sales revenue	(9)	(9)	(7)	(7)	(4)	(4)	(4)	(2)
Total rental revenue	$1,473	$1,759	$1,656	$1,550	$1,471	$1,744	$1,576	$1,462
Transaction days (in thousands)	33,595	37,901	35,850	32,360	32,875	36,064	34,178	30,064
Total RPD (in whole dollars)	$43.85	$46.41	$46.19	$47.90	$44.75	$48.36	$46.11	$48.63

	INTERNATIONAL CAR RENTAL SEGMENT
	For the Quarters Ended
					As Restated
	Dec. 31, 2014 (Q4)	Sept. 30, 2014 (Q3)	Jun. 30, 2014 (Q2)	Mar. 31, 2014 (Q1)	Dec. 31, 2013 (Q4)	Sept. 30, 2013 (Q3)	Jun. 30, 2013 (Q2)	Mar. 31, 2013 (Q1)
Revenues	$518	$795	$641	$482	$544	$768	$595	$471
Foreign currency adjustment	37	11	(5)	1	(1)	19	10	(6)
Total rental revenue	$555	$806	$636	$483	$543	$787	$605	$465
Transaction days (in thousands)	10,734	14,695	12,096	9,395	10,473	14,278	11,261	9,006
Total RPD (in whole dollars)	$51.70	$54.85	$52.58	$51.41	$51.85	$55.12	$53.73	$51.63

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(d)
Adjusted pre-tax income is calculated as income before income taxes plus certain non-cash acquisition accounting charges, debt-related charges relating to the amortization and write-off of debt financing costs and debt discounts and certain one-time charges and nonoperational items. Adjusted pre-tax income is important to management because it allows management to assess operational performance of our business, exclusive of the items mentioned above. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally. The contribution of our reportable segments to adjusted pre-tax income and reconciliation to consolidated amounts are presented below ($ in millions):

Reconciliation of Non-GAAP to U.S.GAAP Earnings Measures	For the Quarters Ended
					As Restated
	Dec. 31, 2014 (Q4)	Sept. 30, 2014 (Q3)	Jun. 30, 2014 (Q2)	Mar. 31, 2014 (Q1)	Dec. 31, 2013 (Q4)	Sept. 30, 2013 (Q3)	Jun. 30, 2013 (Q2)	Mar. 31, 2013 (Q1)
Adjusted pre-tax income:
U.S. car rental	$(126)	$209	$184	$119	$132	$379	$289	$232
International car rental	(12)	136	57	(39)	21	126	35	(47)
Worldwide equipment rental	60	79	67	52	93	89	73	45
All other operations	15	17	15	16	16	14	14	13
Total reportable segments	(63)	441	323	148	262	608	411	243
Corporate (1)	(98)	(118)	(106)	(122)	(105)	(99)	(108)	(100)
Consolidated adjusted pre-tax income	(161)	323	217	26	157	509	303	143
Adjustments:
Acquisition accounting(2)	(34)	(32)	(33)	(33)	(28)	(35)	(35)	(35)
Debt-related charges(3)	(14)	(13)	(12)	(11)	(12)	(14)	(12)	(10)
Restructuring charges (4)	(10)	(11)	(19)	(15)	(19)	(36)	(18)	(4)
Restructuring related charges(5)	(23)	(44)	(12)	(24)	(7)	(3)	(8)	(3)
Acquisition related costs and charges(6)	—	(1)	(2)	(7)	(5)	(3)	(8)	(3)
Integration expenses(7)	(1)	(1)	(3)	(2)	(14)	(8)	(9)	(11)
Equipment rental spin-off costs(8)	(12)	(14)	(12)	—	—	—	—	—
Relocation costs(9)	(2)	(3)	(3)	(2)	(2)	(4)	(1)	—
Premiums paid on debt	—	—	—	—	(29)	—	—	—
Loss on extinguishment of debt	—	—	(1)	—	(7)	—	—	—
Impairment charges and asset write-downs(10)	(24)	—	(10)	—	—	(40)	—	—
Other	(3)	—	13	9	8	(9)	(6)	(4)
Income (loss) before income taxes	$(284)	$204	$123	$(59)	$42	$357	$206	$73

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

(2)	Represents the increase in amortization of other intangible assets, depreciation of property and equipment and accretion of revalued liabilities relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred debt financing costs and debt discounts.

(4)
Represents expenses incurred under restructuring actions as defined in U.S. GAAP. For further information on restructuring costs, see Note 15 "Restructuring," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

(5)
Represents incremental costs incurred directly supporting our business transformation initiatives. Such costs include transition costs incurred in connection with our business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Amounts in 2014 also include consulting costs and legal fees related to the accounting review and investigation, one time costs to terminate certain marketing and co-branding agreements, and costs associated with the separation of certain executives during the year.

(6)	Acquisition related costs and charges during the period.

(7)	Primarily represents Dollar Thrifty integration related expenses.

(8)	Represents expense associated with the anticipated HERC spin-off transaction announced in March 2014.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(9)
Represents non-recurring costs incurred in connection with the relocation of our corporate headquarters to Estero, Florida that were not included in restructuring expenses. Such expenses primarily include duplicate facility rent, certain moving expenses, and other costs that are direct and incremental due to the relocation.

(10)
In the fourth quarter of 2014, represents impairments related to our former corporate headquarters building in New Jersey and HERC assets. In the second quarter of 2014, represents a write-down of assets related to a terminated business relationship.

(e)
Worldwide equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including, charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it reflects time and mileage and ancillary charges for equipment on rent and is comparable with the reporting of other industry participants. The following table reconciles our worldwide equipment rental segment revenues to our worldwide equipment rental and rental related revenue (based on December 31, 2013 foreign exchange rates) for the years ended December 31, 2014, 2013 and 2012 ($ in millions):

Reconciliation of U.S.GAAP to Non-GAAP Earnings Measures		For the Quarters Ended
					As Restated
	Dec. 31, 2014 (Q4)	Sept. 30, 2014 (Q3)	Jun. 30, 2014 (Q2)	Mar. 31, 2014 (Q1)	Dec. 31, 2013 (Q4)	Sept. 30, 2013 (Q3)	Jun. 30, 2013 (Q2)	Mar. 31, 2013 (Q1)
Worldwide equipment rental segment revenues	$416	$413	$384	$358	$401	$403	$381	$353
Worldwide equipment sales and other revenue	(28)	(33)	(29)	(26)	(34)	(33)	(36)	(30)
Rental and rental related revenue at actual rates	388	380	355	332	367	370	345	323
Foreign currency adjustment	6	2	1	2	(1)	(1)	(2)	(3)
Rental and rental related revenue	$394	$382	$356	$334	$366	$369	$343	$320

(f)
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

(g)
Average fleet is determined using a simple average of the number of vehicles at the beginning and end of a given period. Among other things, average fleet is used to calculate our fleet efficiency which represents the portion of our fleet that is being utilized to generate revenue. Fleet efficiency is calculated by dividing total transaction days by the average fleet multiplied by the number of days in a period. Average fleet used to calculate fleet efficiency in our U.S. Car Rental segment excludes Advantage sublease and Hertz 24/7 vehicles as these vehicles do not have associated transaction days. The calculation of fleet efficiency is shown in the tables below.

	U.S Car Rental Segment
	For the Quarters Ended
	Dec. 31, 2014 (Q4)	Sept. 30, 2014 (Q3)	Jun. 30, 2014 (Q2)	Mar. 31, 2014 (Q1)	Dec. 31, 2013 (Q4)	Sept. 30, 2013 (Q3)	Jun. 30, 2013 (Q2)	Mar. 31, 2013 (Q1)
Transaction days (in thousands)	33,595	37,901	35,850	32,360	32,875	36,064	34,178	30,064
Average fleet	486,900	515,300	502,500	491,500	490,200	516,800	499,000	454,000
Advantage sublease vehicles	—	(1,000)	(4,400)	(11,000)	(18,000)	(23,000)	(24,000)	(21,100)
Hertz 24/7 vehicles	—	(1,000)	(1,000)	(1,000)	(2,000)	(2,000)	(1,000)	(1,000)
Average fleet used to calculate fleet efficiency	486,900	513,300	497,100	479,500	470,200	491,800	474,000	431,900
Number of days in period	92	92	91	90	92	92	91	90
Average fleet multiplied by number of days in period (in thousands)	44,795	47,224	45,236	43,155	43,258	45,246	43,134	38,871
Fleet efficiency	75%	80%	79%	75%	76%	80%	79%	77%

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	International Car Rental Segment
	For the Quarters Ended
	Dec. 31, 2014 (Q4)	Sept. 30, 2014 (Q3)	Jun. 30, 2014 (Q2)	Mar. 31, 2014 (Q1)	Dec. 31, 2013 (Q4)	Sept. 30, 2013 (Q3)	Jun. 30, 2013 (Q2)	Mar. 31, 2013 (Q1)
Transaction days (in thousands)	10,734	14,695	12,096	9,395	10,473	14,278	11,261	9,006
Average fleet	156,700	196,900	172,300	141,400	155,700	188,700	163,500	137,500
Number of days in period	92	92	91	90	92	92	91	90
Average fleet multiplied by number of days in period (in thousands)	14,416	18,115	15,679	12,726	14,324	17,360	14,879	12,375
Fleet efficiency	74%	81%	77%	74%	73%	82%	76%	73%

(h)
Net depreciation per unit per month is a non-GAAP measure that is calculated by dividing depreciation of revenue earning equipment and lease charges, net by the average fleet in each period and then dividing by the number of months in the period reported, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is useful in analyzing underlying trends. Average fleet used to calculate net depreciation per unit per month in our U.S. Car Rental segment includes Advantage sublease and Hertz 24/7 vehicles as these vehicles have associated lease charges. Net depreciation per unit per month represents the amount of average depreciation expense and lease charges, net per vehicle per month. The table below reconciles this non-GAAP measure to its most comparable GAAP measure, which is depreciation of revenue earning equipment and lease charges, net, (based on December 31, 2013 foreign exchange rates) for the periods shown:

	U.S. car rental segment
	For the Quarters Ended
					As Restated
	Dec. 31, 2014 (Q4)	Sept. 30, 2014 (Q3)	Jun. 30, 2014 (Q2)	Mar. 31, 2014 (Q1)	Dec. 31, 2013 (Q4)	Sept. 30, 2013 (Q3)	Jun. 30, 2013 (Q2)	Mar. 31, 2013 (Q1)
Depreciation of revenue earning equipment and lease charges, net (in millions)	$533	$409	$391	$424	$337	$337	$323	$285
Average Fleet	486,900	515,300	502,500	491,500	490,200	516,800	499,000	454,000
Depreciation of revenue earning equipment and lease charges, net divided by average fleet	$1,095	$794	$778	$863	$687	$652	$647	$628
Number of months in period	3	3	3	3	3	3	3	3
Net depreciation per unit per month	$365	$265	$259	$288	$229	$217	$216	$209

	International car rental segment
	For the Quarters Ended
					As Restated
	Dec. 31, 2014 (Q4)	Sept. 30, 2014 (Q3)	Jun. 30, 2014 (Q2)	Mar. 31, 2014 (Q1)	Dec. 31, 2013 (Q4)	Sept. 30, 2013 (Q3)	Jun. 30, 2013 (Q2)	Mar. 31, 2013 (Q1)
Depreciation of revenue earning equipment and lease charges, net (in millions)	$112	$143	$124	$113	$119	$151	$132	$125
Foreign currency adjustment (in millions)	8	2	(1)	—	—	4	2	(1)
Adjusted depreciation of revenue earning equipment and lease charges, net (in millions)	$120	$145	$123	$113	$119	$155	$134	$124
Average Fleet	156,700	196,900	172,300	141,400	155,700	188,700	163,500	137,500
Adjusted depreciation of revenue earning equipment and lease charges, net divided by average fleet	$766	$736	$714	$799	$764	$821	$820	$902
Number of months in period	3	3	3	3	3	3	3	3
Net depreciation per unit per month	$255	$245	$238	$266	$255	$274	$273	$301

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenue

Three Months Ended December 31, 2014 Compared with Three Months Ended December 31, 2013. Total revenues increased $4 million due to increases in our U.S. Car Rental, Worldwide Equipment Rental and All Other Operations segments, partially offset by a $26 million decline in revenues in our International Car Rental segment. U.S. Car Rental segment Transaction Days were up 2%, driven by an increase in contracted booking due to a large new account win which began to generate revenue in the third quarter of 2014, while Total RPD was down due to the relatively higher amount of off airport business. The increase in Worldwide Equipment Rental segment revenue was due to higher pricing and volume. Oil and gas revenues represented approximately 25% of our equipment rental revenue in North America, of that, approximately 15% was generated from upstream exploration and production activities, where major oil producers are beginning to reduce spending. Revenue increases in the All Other Operations segment were driven by strong lease revenue and new account wins. These increases were more than offset by a decrease in the International Car Rental segment due to the $37 million negative impact of foreign currency when compared with the 2013 fourth quarter. Excluding currency effects, International Car Rental segment revenues were up 2% due to the incremental growth in the value segment as we continue to expand our value brands.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013. Total revenues increased $46 million, or 1%, due mainly to increases in our International Car Rental and Worldwide Equipment Rental segments as well as an increase in revenues generated by Donlen. Higher revenues in our International Car Rental segment was largely driven by strong performance in Europe, which represented about 74% of revenues for the segment, due to the expansion of our value brands, and an increase in airport revenue in the Asia Pacific market. Increases in our Worldwide Equipment Rental segment and Donlen were the result of increased volume. Total U.S. Car Rental segment revenue was in line with the 2013 third quarter as a substantial increase in contracted bookings due to a large new account win was offset by our decision to strategically reduce our consumer bookings from opaque travel web sites.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013. Total revenues increased $122 million, or 5%, due to increases in revenues of all four segments. Higher revenues in our U.S. Car Rental segment were attributable to more transaction days driven by 14% growth in the off airport market. Total RPD growth was tempered by the higher percentage of off airport rentals driven by an increase in the number of replacement renters during the period. In our International Car Rental segment, Europe’s revenue grew 5% as compared to the prior-year period, excluding currency, primarily driven by the expansion of our value brands. Also, we experienced strong revenue growth in the Asia Pacific market. Although revenues increased in our Worldwide Equipment Rental segment, unfavorable mix comparisons in certain industrial verticals caused a slowdown in revenue growth. Revenue increases in the All Other Operations segment are due to Donlen leasing operations which experienced increased volume.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013. Total revenues increased $99 million, or 4%, due to a $73 million increase in our U.S. Car Rental segment revenues coupled with modest increases in the revenues of our remaining segments. The increase in U.S. Car Rental was driven by a 17% increase in off airport transaction days due to our off airport expansion. International Car Rental segment revenues increased approximately 2% over the same period last year driven by Europe’s top line improvement as we opened 12 new off airport locations, generated incremental Firefly revenue, launched our Dream Car collection in five countries and had increased ancillary sales. Worldwide Equipment Rental segment revenues increased approximately 1% over the same period last year primarily driven by increases in volume and pricing in our North America locations. Our Donlen leasing operation’s revenue results benefited from strong lease revenue and new account wins.

Direct Operating Expenses

Three Months Ended December 31, 2014 Compared with Three Months Ended December 31, 2013. Increases in direct operating expenses of $126 million, or 9%, were primarily comprised of increases in our U.S. Car Rental and World Wide Equipment Rental segments of $94 million and $18 million, respectively.

•
For the U.S. Car Rental segment, increases were attributable to higher maintenance and damage expense of $47 million. Higher maintenance and damage costs were driven by the age of our fleet, the level of recall activity, the increase in our off airport business mix and the incremental expense associated with preparing more than 80,000 vehicles for sale or return to the manufacturer as part of our fleet refresh. Liability and third

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

party property damage expense ("PLPD") increased $9 million due to the off airport growth and adjustments for experience rates. Personnel related expenses increased $13 million, or 5%, from 2013, primarily driven by an increase in maintenance personnel to support an initiative to decrease down time of the aged fleet and increased recalls. In addition, annual merit and labor contract pay increases were a component of the overall personnel related expense increase. Other direct operating expenses increased $28 million, or 7%, from 2013 and is primarily comprised of increases in reservations expense due to the growth in the number of off airport locations, restructuring costs associated with our business transformation initiative and customer service expenses which are partially attributable to a change in contract terms with a certain service provider during the year and additional bad debt provision expense due to an increase in write-off experience rates.

•	Increases in our Worldwide Equipment Rental segment included additional costs to repair equipment in the fleet to reduce fleet unavailable for rent ("FUR"), a second half 2014 initiative.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013. Increases in direct operating expenses of $155 million, or 10%, were primarily comprised of increases in our U.S. and International Car Rental segments of $108 million and $16 million, respectively and an increase of $15 million in our Worldwide Equipment Rental segment.

•
For the U.S. Car Rental segment increases were attributable to higher maintenance and damage expenses of $33 million due the average age of the U.S. fleet, the level of recall activity and an increase in the off airport transaction day mix. Additionally, there was a $54 million increase in other direct operating expenses comprised of field administration and facilities expenses resulting from the off airport expansion, an increase in restructuring costs of $21 million due to impairments, business transformation and integration initiatives and higher customer service expenses due in part to a change in contract terms with a certain service provider during the year.

•
Direct operating expenses for our International Car Rental segment increased due mainly to a $14 million increase in other direct operating expenses driven by increased commission expenses and facilities expenses which were impacted by standard rent increases.

•	Increases in our Worldwide Equipment Rental segment included additional costs to repair equipment in the fleet to reduce FUR, a second half 2014 initiative.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013. Increases in direct operating expenses of $177 million, or 12%, were primarily comprised of increases in our U.S. and International Car Rental segments of $125 million and $47 million, respectively.

•
For the U.S. Car Rental segment increases were attributable to higher maintenance and damage expenses of $35 million due to the average age of the U.S. fleet, the level of recall activity and an increase in the off airport transaction day mix. Additionally, direct operating expenses increased $125 million comprised of field administration and facilities expenses resulting from the off airport expansion, restructuring costs due to business transformation and integration initiatives and higher customer service expenses due in part to a change in contract terms with a certain service provider during the year.

•
Direct operating expenses for our International Car Rental segment increased due mainly to an $17 million increase in fleet related costs and a $28 million increase in other direct operating expenses.  The fleet increase was primarily comprised of $10 million of insurance and licensing fees as a result of increased vehicles in our fleet as well as a large unfavorable insurance claims experience during 2014.  The increase in other direct operating expenses was comprised of $10 million in restructuring, and $9 million in facilities and commissions as we increase our off airport footprint.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013. Increases in direct operating expenses of $79 million, or 6%, were primarily comprised of increases in our U.S. and International Car Rental segments of $60 million and $16 million, respectively.

•
For the U.S. Car Rental segment increases were attributable to higher maintenance and damage expenses of $18 million due to the average age of the U.S. fleet and in part to severe weather conditions in parts of the

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

country compared with first quarter 2013. Additionally, there was a $23 million increase in field administration and restructuring costs due in part to the continued integration of Dollar Thrifty.

•
For the International Car Rental segment, increases were the result of $11 million in incremental charges for PLPD insurance primarily resulting from an unfavorable insurance claim during the first quarter of 2014. Additionally, there were increased commission costs due to the shift in business mix, higher bad debt provisions for damage related receivables and increased toll expenses in Australia with the addition of a new ancillary product.

Depreciation of Revenue Earning Equipment and Lease Charges, net

Three Months Ended December 31, 2014 Compared with Three Months Ended December 31, 2013. Depreciation of revenue earning equipment and lease charges, net rose $212 million, or 33%, due mainly to an increase of $196 million in our U.S. Car Rental segment driven by higher per vehicle depreciation rates. Net depreciation per unit per month for our U.S. Car Rental segment increased 59% to $365 from $229 quarter over quarter. This increase was primarily due to declining residual values and a reduction in the planned hold period as we implemented our new fleet strategy. Additionally, fourth quarter 2013 included $8 million of Dollar Thrifty acquisition accounting adjustments to reduce this expense. Increases in the Worldwide Equipment Rental segment and our Donlen operations were due to their larger fleets. The increases were slightly offset by declines in the International Car Rental segment driven by improved residual values, fleet mix and improved purchasing.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013. Depreciation of revenue earning equipment and lease charges, net rose $74 million, or 11%, due mainly to an increase of $72 million in our U.S. Car Rental segment driven by higher per vehicle depreciation rates. Net depreciation per unit per month for our U.S. Car Rental segment increased 22% to $265 from $217 quarter over quarter. This increase was primarily due to declining residual values. Additionally, third quarter 2013 included $17 million of Dollar Thrifty acquisition accounting adjustments to reduce this expense. Increases in the Worldwide Equipment Rental segment and our Donlen operations were due to their larger fleets. The increases were slightly offset by declines in the International Car Rental segment driven by improved residual values, fleet mix and improved purchasing.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013. Depreciation of revenue earning equipment and lease charges, net rose $76 million, or 12%, due mainly to an increase of $68 million in our U.S. Car Rental segment driven by higher per vehicle depreciation rates. Net depreciation per unit per month for our U.S. Car Rental segment increased 20% to $259 from $216 quarter over quarter. This increase was primarily due to declining residual values. Additionally, second quarter 2013 included $25 million of Dollar Thrifty acquisition accounting adjustments to reduce this expense. Increases in the Worldwide Equipment Rental segment and our Donlen operations were due to their larger fleets. The increases were slightly offset by declines in the International Car Rental segment driven by improved residual values, fleet mix and improved purchasing.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013. Depreciation of revenue earning equipment and lease charges, net rose $137 million, or 23%, due mainly to an increase of $139 million in our U.S. Car Rental segment driven by higher per vehicle depreciation rates. Net depreciation per unit per month for our U.S. Car Rental segment increased 38% to $288 from $209 quarter over quarter. This increase was primarily due to declining residual values. Additionally, first quarter 2013 included $30 million of Dollar Thrifty acquisition accounting adjustments to reduce this expense. Declines in the International Car Rental segment of $11 million driven by improved residual values, fleet mix and improved purchasing were mostly offset by increases in the Worldwide Equipment Rental segment and our Donlen operations due to their larger fleets.

Selling, General & Administrative

Three Months Ended December 31, 2014 Compared with Three Months Ended December 31, 2013. SG&A increased $12 million, or 5%, due mainly to costs associated with the previously disclosed accounting review and restatement and the anticipated HERC spin-off transaction.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013. SG&A increased $21 million, or 7%, due mainly to a $13 million impairment of our former corporate headquarters, costs associated with the previously disclosed accounting review and restatement and the anticipated HERC spin-off transaction.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013. SG&A decreased $22 million, or 8%, due to decreases in administrative expenses resulting from lower bonus incentives, a reduction in accrued litigation and decreases in advertising expenses within our U.S. Car Rental segment.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013. SG&A increased by $26 million, or 10%, due to a $25 million increase in administrative expenses comprised of consulting fees, restructuring charges and strategic initiatives, partially offset by a decline in advertising expenses in our U.S. Car Rental segment.

Interest expense, net

Three Months Ended December 31, 2014 Compared with Three Months Ended December 31, 2013. Interest expense, net decreased $5 million, or 3%, due mainly to lower debt outstanding as well as decreases in interest rates associated with our European Fleet Notes.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013. Interest expense, net decreased $10 million, or 6%, due mainly to lower debt outstanding as well as decreases in interest rates associated with our European Fleet Notes.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013. Interest expense, net decreased $6 million, or 4%, due mainly to lower debt outstanding as well as decreases in interest rates associated with our European Fleet Notes.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013. Interest expense, net decreased $8 million, or 5%, due mainly to lower debt outstanding as well as decreases in interest rates associated with our European Fleet Notes.

Other (income) expense, net

Three Months Ended December 31, 2014 Compared with Three Months Ended December 31, 2013. Other expense was $6 million in the fourth quarter 2014 compared with $21 million in the fourth quarter 2013. Other expense in 2014 was primarily comprised of a $14 million charge for service equipment that was deemed to not have a future useful life, partially offset by our share of earnings from our equity method and joint venture investments. Other expense in 2013 includes $29 million of debt extinguishment charges.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013. We had other expense of $3 million in the third quarter 2014 compared with other expense of $44 million in the third quarter 2013. Other expense in 2013 was primarily comprised of a $40 million impairment charge related to vehicles subleased to FSNA, the parent of Simply Wheelz, LLC, the owner and operator of our divested Advantage brand.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013. We had other income of $22 million in the second quarter 2014 compared with other income of $2 million in the second quarter 2013. Other income in the 2014 period was primarily comprised of a $19 million economic loss settlement we received in the second quarter 2014 related to a class action lawsuit filed against a vehicle manufacturer stemming from recalls of their vehicles in previous years.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013. We had other income of $3 million in the first quarter 2014 compared with zero in the first quarter 2013.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Taxes on Income (Loss)

Three Months Ended December 31, 2014 Compared with Three Months Ended December 31, 2013. The effective tax rate for the fourth quarter 2014 was 18% compared with an effective tax rate of 133% in the fourth quarter 2013. The change is due primarily to loss before income taxes in the fourth quarter 2014 as compared to income before income taxes in the fourth quarter 2013, as well as reduced losses in certain non-U.S. jurisdictions for which tax benefits are not realized, offset by expiration of the favorable Subpart F provision of the U.S. Federal Tax Law and non-deductible transaction costs related to the anticipated HERC spin-off transaction.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013. The effective tax rate for the third quarter 2014 was 26% compared with 36% in the third quarter 2013. The provision for taxes on income decreased $74 million due primarily to lower income before income taxes and reduced losses in certain non-U.S. jurisdictions for which tax benefits are not realized, offset by expiration of the favorable Subpart F provision of the U.S. Federal Tax Law as well as non-deductible transaction costs related to the anticipated HERC spin-off transaction.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013. The effective tax rate for the second quarter 2014 was 41% compared with 42% in the second quarter 2013. The provision for taxes on income decreased $36 million due primarily to lower income before income taxes, losses in certain non-U.S. jurisdictions for which tax benefits are not realized, expiration of the favorable Subpart F provision of the U.S. Federal Tax Law and non-deductible transaction costs related to the anticipated HERC spin-off transaction.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013. The effective tax rate for the first quarter 2014 was (14%) compared with 81% in the first quarter 2013. The provision for taxes on income decreased $51 million due primarily to loss before income taxes in the first quarter 2014 as compared to income before income taxes in 2013 as well as losses in certain non-U.S. jurisdictions for which tax benefits are not realized, expiration of the favorable Subpart F provision of the U.S. Federal Tax Law and non-deductible transaction costs related to the anticipated HERC spin-off transaction.

Adjusted pre-tax income (loss)

Three Months Ended December 31, 2014 Compared with Three Months Ended December 31, 2013. We had adjusted pre-tax loss of $161 million in the fourth quarter 2014 as compared to adjusted pre-tax income of $157 million in the fourth quarter 2013.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013. Adjusted pre-tax income decreased $186 million, or 37% from the prior year.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013. Adjusted pre-tax income decreased $86 million, or 28% from the prior year.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013. Adjusted pre-tax income decreased $117 million, or 82% from the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the U.S. and internationally.

As of December 31, 2014, $226 million of our $490 million cash and cash equivalents and $59 million of our $571 million restricted cash was held by our subsidiaries outside of the United States and Canada. Generally, our intent is to use cash held in these foreign subsidiaries to fund our local operations or acquisitions by those local subsidiaries.

Cash Flows

As of December 31, 2014, we had cash and cash equivalents of $490 million, an increase of $79 million from $411

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

million as of December 31, 2013. The following table summarizes the net change in cash and cash equivalents for the periods shown on a restated basis:

	Years Ended December 31,
(In millions)	2014	2013 (As Restated)	2012 As Restated)	2014 vs. 2013 $ Change	2013 vs. 2012 $ Change
Cash provided by (used in):
Operating activities	$3,457	$3,615	$2,743	$(158)	$872
Investing activities	(3,186)	(3,930)	(4,734)	744	804
Financing activities	(161)	185	1,608	(346)	(1,423)
Effect of exchange rate changes	(31)	—	6	(31)	(6)
Net change in cash and cash equivalents	$79	$(130)	$(377)	$209	$247

During the year ended December 31, 2014, we generated $158 million less cash from operating activities compared with the same period in 2013. The decrease was primarily a result of a decrease in earnings before interest, depreciation and amortization as well as due to the timing of payments for inventories, prepaid expenses and other assets, offset by the timing of our cash receipts related to receivables.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment, see "Capital Expenditures" below. During the year ended December 31, 2014, we used $744 million less cash for investing activities compared with the same period in 2013. The decrease in the use of funds was primarily due to a $183 million decrease in cash spent on an equity method investment (as our strategic investment in CAR, Inc. occurred during 2013), as well as changes in our restricted cash balances. As of December 31, 2014 and 2013, we had $571 million and $861 million, respectively, of restricted cash and cash equivalents to be used for the purchase of revenue earning vehicles and other specified uses under our fleet financing facilities, our Like Kind Exchange Program, or "LKE Program," and to satisfy certain of our self-insurance regulatory reserve requirements. The decrease in restricted cash and cash equivalents of $290 million from December 31, 2013 to December 31, 2014, is primarily due to a decline in the amount of restricted cash that was held in certain LKE accounts awaiting disbursement for future vehicle purchases.

During the year ended December 31, 2014, we used $346 million more cash for financing activities compared with the same period in 2013. The increase was due to the receipt of proceeds from the issuance of variable fleet funding in 2013 and no such proceeds in 2014, as well as increased payments on long term debt during 2014. These changes were partially offset as cash was used in 2013 to purchase treasury shares and no such purchases of treasury shares were made in 2014. In addition, the net activity in the revolving lines of credit and short term borrowings resulted in less use of cash in 2014 as compared with 2013.

Financing

Our primary liquidity needs include servicing of corporate and fleet related debt, the payment of operating expenses and capital projects (including the construction of our new worldwide corporate headquarters in Estero, Florida) and purchases of rental vehicles and equipment to be used in our operations. Our primary sources of funding are operating cash flows, cash received on the disposal of vehicles and equipment, borrowings under our asset-backed securitizations and our asset-based revolving credit facilities and access to the credit markets.

As of December 31, 2014, we had $15,993 million of total indebtedness outstanding. Cash paid for interest during the year ended December 31, 2014 was $562 million, net of amounts capitalized. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations, capital expenditures and acquisitions. For further information on our indebtedness, see Note 6, "Debt," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Our liquidity as of December 31, 2014 consisted of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our fleet debt, see "Borrowing Capacity and Availability" below.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

See Note 20, "Subsequent Events" for additional information related to our liquidity and financing.
Maturities
The nominal amounts of maturities of debt for each of the twelve-month periods ending December 31 are as follows:

(In millions)	2015	2016	2017	2018	2019	After 2019
Corporate Debt	$32	$62	$346	$2,981	$1,258	$1,749
Fleet Debt	1,907	5,535	880	731	516	—
Total	$1,939	$5,597	$1,226	$3,712	$1,774	$1,749

We believe that cash generated from operations and cash received on the disposal of vehicles and equipment, together with amounts available under various committed liquidity facilities, will be adequate to permit us to meet our debt maturities over the next twelve months.

Borrowing Capacity and Availability

Our borrowing capacity and availability comes from our "revolving credit facilities," which are a combination of asset-backed securitization facilities and asset-based revolving credit facilities. Creditors under each of our revolving credit facilities have a claim on a specific pool of assets as collateral. Our ability to borrow under each revolving credit facility is a function of, among other things, the value of the assets in the relevant collateral pool. We refer to the amount of debt we can borrow given a certain pool of assets as the borrowing base.

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

As of December 31, 2014, the following facilities were available to us:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,142	$1,019
Total Corporate Debt	1,142	1,019
Fleet Debt
HVF II U.S. Fleet Variable Funding Notes	481	—
HFLF Variable Funding Notes	153	—
U.S. Fleet Financing Facility	26	19
European Securitization	214	2
Hertz-Sponsored Canadian Securitization	58	—
Dollar Thrifty-Sponsored Canadian Securitization	89	—
Australian Securitization	92	—
Capitalized Leases	42	3
Total Fleet Debt	1,155	24
Total	$2,297	$1,043

As of December 31, 2014, the Senior ABL Facility had $1,030 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Letters of Credit

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of December 31, 2014, there were outstanding standby letters of credit totaling $629 million. Of this amount, $613 million was issued under the Senior Credit Facilities. As of December 31, 2014, none of these letters of credit have been drawn upon.

Financing Risks

A significant number of cars that we purchase are subject to repurchase by car manufacturers under contractual repurchase or guaranteed depreciation programs. Under these programs, car manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during a specified time period, typically subject to certain car condition and mileage requirements. We use values derived from this specified price or guaranteed depreciation rate to calculate financing capacity under certain asset-backed and asset-based financing arrangements.

In the event of a bankruptcy of a car manufacturer, our liquidity could be impacted by several factors including reductions in fleet residual values and the risk that we would be unable to collect outstanding receivables due to us from such bankrupt manufacturer. In addition, the program cars manufactured by any such company would need to be removed from our financing facilities or re-designated as non-program vehicles, which would require us to furnish additional credit enhancement associated with these program vehicles. For a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed and asset-based financing, see Item 1A, "Risk Factors" included in this Annual Report.

We rely significantly on asset-backed and asset-based financing arrangements to purchase cars for our U.S. and international car rental fleet. The amount of financing available to us pursuant to these programs depends on a number of factors, many of which are outside our control, including recently adopted legislation, proposed and recently adopted SEC (and other federal agency) rules and regulations and other legislative and administrative developments. In this regard, there has been uncertainty regarding the potential impact of recently adopted SEC rules and regulations governing the issuance of asset-backed securities and additional requirements contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital rules, a global regulatory standard on bank capital adequacy, stress testing and market liquidity risk. While we will continue to monitor these developments and their impact on our ABS program, such rules and regulations may impact our ability and/or desire to engage in asset-backed financings in the future. For further information concerning our asset-backed financing programs and our indebtedness, see Note 6, "Debt," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." For a discussion of the risks associated with our reliance on asset-backed and asset-based financing and the significant amount of indebtedness, see Item 1A, "Risk Factors" in this Annual Report.

Covenants

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

Certain of our other debt instruments and credit facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of their business, make capital expenditures, or engage in certain transactions with certain affiliates.

Under the terms of our Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of December 31, 2014, we were not subject to the fixed charge coverage ratio test.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Additionally, the documentation of various of our (and/or our special purpose subsidiaries’) financing facilities requires us to file certain quarterly and annual reports and certain of our subsidiaries to file statutory financial statements within certain time periods.

For more information regarding our covenants, see Note 6, "Debt," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Waivers

In January 2014, we discovered that a requirement under the HVF II Series 2013-B Notes was unknowingly not met, resulting in the occurrence of an amortization event under the HVF II Series 2013-B Notes that also triggered amortization events under certain other series of our outstanding U.S. rental car variable funding notes. As a result of the amortization event, our ability to borrow under these notes was temporarily restricted at December 31, 2013. In January 2014, we provided the required notices and obtained waivers from 100% of the noteholders required to waive and cure the related amortization events.

Due to our accounting restatement, investigation and remediation activities, we failed to file certain quarterly and annual reports and certain of our subsidiaries failed to file statutory financial statements within certain time periods set forth in the documentation of various of our (and/or our special purpose subsidiaries') financing facilities which resulted in the occurrence of various potential and/or actual defaults and potential amortization events under certain of such financing facilities.

In May 2014, we and/or certain of our subsidiaries obtained waivers effective through June 15, 2014 from the requisite lenders or noteholders under the Senior ABL Facility, HVF II U.S. Fleet Variable Funding Notes, European Revolving Credit Facility, European Securitization, Hertz-Sponsored Canadian Securitization, Dollar Thrifty-Sponsored Canadian Securitization, U.K. Leveraged Financing, and its U.S. Fleet Financing Facility to waive the aforementioned events, as well as similar events that could arise from any restatement of annual and quarterly financial statements previously delivered by us and/or certain of our subsidiaries under such facilities, and provided the required notices to the various lenders or noteholders. In June 2014 and September 2014, we and/or certain of our subsidiaries obtained waivers, or extensions of waivers, effective through November 14, 2014. In connection with the refinancings consummated on October 31, 2014, we and/or certain of our subsidiaries obtained waivers, or extensions of waivers, under such facilities, as well as the Australian Securitization and various counterparties in respect of derivative transactions, in each case, through June 30, 2015.

In July 2014, we and/or certain of our subsidiaries obtained waivers from the requisite lenders of the HVF U.S. Fleet Medium Term Notes and RCFC U.S. Fleet Medium Term Notes to waive the aforementioned events, as well as similar events that could arise from any restatement of annual and quarterly financial statements previously delivered by us and/or certain of our subsidiaries under such facilities, and provided the required notices to the various lenders or noteholders. The waiver relating our failure to furnish certain financial statements within certain time periods was effective through December 30, 2014. Our ability to remove cash from these ABS financing facilities was temporarily restricted during the period from May 2014 until mid July 2014 when we obtained such waivers. In December 2014, we obtained an extension of the waiver from the requisite lenders or noteholders of the HVF U.S. Fleet Medium Term Notes relating to our failure to furnish certain financial statements within certain time periods, effective through August 31, 2015, provided that after June 30, 2015 the waiver will terminate if our failure to furnish such financial statements results in (i) HVF II being prohibited from drawing funds under its HVF II U.S. Fleet Variable Funding Notes, or (ii) Hertz being prohibited from drawing funds the Senior ABL Facility, in each case after giving effect to all amendments and waivers in effect as of such date. The waiver obtained in connection with the RCFC U.S. Fleet Medium Term Notes expired on December 30, 2014 and thus our ability to remove cash from such financing facility was restricted as of December 31, 2014. See Note 20, "Subsequent Events" for details on the full repayment of the RCFC U.S. Fleet Medium Term Notes.

In December 2014, we entered into an Amendment and Waiver (the “Amendment and Waiver”) relating to the Senior Term Facility. The waiver set forth in the Amendment and Waiver defers our requirement to furnish certain financial statements within certain time periods set forth in the documentation of the Senior Term Facility, as well as waives defaults arising directly or indirectly from (1) the delay in providing such financial statements and (2) the restatement

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

of our 2011, 2012 and 2013 financial statements. The waiver is effective with respect to the non-delivery of the subject financial statements through December 31, 2015, provided that after June 30, 2015 such waiver will terminate if our failure to furnish such financial statements results in us being prohibited from drawing funds under the Senior ABL Facility, after giving effect to all amendments and waivers with respect to the Senior ABL Facility in effect as of such date.

The Amendment and Waiver increases the interest rates payable on the term loans and credit linked deposits during the period from December 15, 2014 through but excluding the date on which we have furnished all financial statements then due to be delivered under the terms of the Senior Term Facility. During such period, (A) the Tranche B Term Loans and the Tranche B-1 Term Loans will bear interest at a floating rate measured by reference to, at our option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.00% per annum or (ii) an alternate base rate plus a borrowing margin of 2.00% per annum, and (B) the Tranche B-2 Term Loans will bear interest at a floating rate measured by reference to, at our option, either (i) an adjusted LIBOR not less than 0.75% plus a borrowing margin of 2.75% per annum or (ii) an alternate base rate plus a borrowing margin of 1.75% per annum. From and after the date on which we have furnished all financial statements then due to be delivered under the terms of the Senior Term Facility, (A) the Tranche B Term Loans and the Tranche B-1 Term Loans will bear interest at a floating rate measured by reference to, at our option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 2.75% per annum or (ii) an alternate base rate plus a borrowing margin of 1.75% per annum, and (B) the Tranche B-2 Term Loans will bear interest at a floating rate measured by reference to, at our option, either (i) an adjusted LIBOR not less than 0.75% plus a borrowing margin of 2.25% per annum or (ii) an alternate base rate plus a borrowing margin of 1.25% per annum.

For so long as the waivers remain effective, any potential and/or actual defaults and potential amortization events ceased to exist and were deemed to have been cured for all purposes of the related transaction documents.

See Note 6, "Debt" and Note 20, "Subsequent Events" for additional information related to our waivers.

Special Purpose Entities

Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities, other secured financings and asset-backed securities programs. None of such assets (including the assets owned by each of Hertz Vehicle Financing II LP, HVF II GP Corp., Hertz Vehicle Financing LLC, Rental Car Finance Corp., DNRS II LLC, Hertz Fleet Lease Funding LP, Donlen Trust and various international subsidiaries that facilitate our international securitizations) are available to satisfy the claims of our general creditors. For more information, refer to Note 6, "Debt," to the Notes to our consolidated financial statements included in the Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Some of these special purpose entities are consolidated variable interest entities, of which Hertz is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of December 31, 2014 and 2013, our International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets of $427 million and $461 million, respectively, primarily comprised of loans receivable and revenue earning equipment, and total liabilities of $426 million and $460 million, respectively, primarily comprised of debt.

Guarantees

Hertz's obligations under the indentures for the Senior Notes are guaranteed by each of its direct and indirect U.S. subsidiaries that is a guarantor under the Senior Term Facility. The guarantees of all of the subsidiary guarantors may be released to the extent such subsidiaries no longer guarantee our Senior Credit Facilities in the United States.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Expenditures

The table below sets forth the revenue earning equipment and capital asset expenditures, non-fleet, and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Equipment			Capital Assets, Non-Fleet
(in millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2014
First Quarter	$(2,582)	$1,859	$(723)	$(75)	$25	$(50)
Second Quarter	(3,414)	1,858	(1,556)	(76)	20	(56)
Third Quarter	(2,446)	1,599	(847)	(81)	36	(45)
Fourth Quarter	(2,847)	2,893	46	(142)	12	(130)
Total Year	$(11,289)	$8,209	$(3,080)	$(374)	$93	$(281)
2013 (As Restated)
First Quarter	$(3,254)	$2,236	$(1,018)	$(78)	$24	$(54)
Second Quarter	(3,558)	1,502	(2,056)	(88)	21	(67)
Third Quarter	(2,506)	1,923	(583)	(85)	21	(64)
Fourth Quarter	(971)	1,595	624	(76)	15	(61)
Total Year	$(10,289)	$7,256	$(3,033)	$(327)	$81	$(246)
2012 (As Restated)
First Quarter	$(2,643)	$2,009	$(634)	$(74)	$49	$(25)
Second Quarter	(3,051)	1,599	(1,452)	(63)	10	(53)
Third Quarter	(1,990)	1,231	(759)	(85)	30	(55)
Fourth Quarter	(1,927)	2,284	357	(76)	36	(40)
Total Year	$(9,611)	$7,123	$(2,488)	$(298)	$125	$(173)
The table below sets forth net capital expenditures for revenue earning equipment by segment for the periods shown:

Cash inflow (cash outflow)	Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
(in millions)	2014	2013 (As Restated)	2012 (As Restated)	$ Change	% Change	$ Change	% Change
U.S. car rental	$(1,458)	$(1,695)	$(891)	$237	(14)%	$(804)	90%
International car rental	(593)	(351)	(504)	(242)	69	153	(30)
Worldwide equipment rental	(433)	(534)	(586)	101	(19)	52	(9)
All other operations segment	(596)	(453)	(507)	(143)	32	54	(11)
Total	$(3,080)	$(3,033)	$(2,488)	$(47)	2	$(545)	22

Year ended December 31, 2014 compared with year ended December 31, 2013

In 2013, we extended the holding periods of our fleet which reduced the net expenditures on revenue earning equipment in our U.S. Car Rental segment in the year ended December 31, 2014. The increases to net revenue earning equipment expenditures in our International Car Rental segment and our All Other Operations segment were a result of increased volumes as well as timing of purchases and related payments. We purchased significant levels of revenue earning equipment for HERC in the fourth quarter 2013 which resulted in fewer purchases in 2014.
Year ended December 31, 2013 compared with year ended December 31, 2012
The increase in U.S. Car Rental segment net expenditures on revenue earning equipment was primarily due to the impact of the acquisition of Dollar Thrifty, increased volumes and timing of purchases and payments, partly offset by

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

the impact of the divestiture of Advantage. The decrease in our net expenditures for revenue earning equipment in our International Car Rental segment was primarily due to the timing of purchases and higher disposal proceeds in 2013. The decreases in net expenditures on revenue earning equipment in our remaining segments were primarily due to the timing of purchases.

The table below sets forth capital asset expenditures, non-fleet, net of disposal proceeds, by segment for the periods shown:

Cash inflow (cash outflow)	Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
(in millions)	2014	2013 (As Restated)	2012 (As Restated)	$ Change	% Change	$ Change	% Change
U.S. car rental	$(187)	$(162)	$(107)	$(25)	15%	$(55)	51%
International car rental	(41)	(38)	(28)	(3)	8%	(10)	36%
Worldwide equipment rental	(28)	(19)	(12)	(9)	47%	(7)	58%
All other operations	(5)	(3)	(4)	(2)	67%	1	(25)%
Corporate	(20)	(24)	(22)	4	(17)%	(2)	9%
Total	$(281)	$(246)	$(173)	$(35)	14%	$(73)	42%

Relocation of Headquarters

Our relocation of our corporate headquarters to Estero, Florida is ongoing and we expect to complete the relocation in late 2015. As of December 31, 2014, we have incurred approximately $74 million in expenditures directly related to the relocation of our headquarters. We anticipate that our future expenditures related to the move including employee relocation, severance and associated costs will be in the range of $8 million to $12 million.

In the first quarter of 2014, we re-evaluated our plan to lease our new headquarters building in Estero, Florida and have since decided to fund the construction costs ourselves, although most of the cost will be offset by state tax incentives over a period of 20 years. As of December 31, 2014, we have expended approximately $33 million in capital expenditures related to the construction of our new headquarters. We anticipate our future capital expenditures to be in the range of $70 million to $80 million.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONTRACTUAL OBLIGATIONS

The following table details the contractual cash obligations for debt and related interest payable, operating leases and concession agreements, commitments to purchase vehicles, tax liability for uncertain tax positions and related interest and other purchase obligations as of December 31, 2014:

		Payments Due by Period
(in millions)	Total	2015	2016 to 2017	2018 to 2019	After 2019
Corporate Debt(a)	$6,428	$32	$408	$4,239	$1,749
Fleet Debt(a)	9,569	1,907	6,415	1,247	—
Interest on debt(b)	2,041	534	895	432	180
Operating leases and concession agreements(c)	2,736	603	810	467	856
Commitments to purchase vehicles(d)	6,275	6,275	—	—	—
Purchase obligations and other(e)	864	272	300	209	83
Total	$27,913	$9,623	$8,828	$6,594	$2,868

(a)
Amounts represent nominal value of debt obligations. See Note 6, "Debt," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

(b)
Amounts represent the estimated commitment fees and interest payments based on the principal amounts, minimum non-cancelable maturity dates and applicable interest rates on the debt at December 31, 2014.

(c)
Includes obligations under various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and lease agreements for real estate, revenue earning equipment and office and computer equipment. Such obligations are reflected to the extent of their minimum non-cancelable terms. See Note 11, "Lease and Concession Agreements," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

(d)	As of December 31, 2014, this represents fleet purchases where contracts have been signed or are pending with committed orders under the terms of such arrangements.

(e)
Purchase obligations and other represent agreements to purchase goods or services that are legally binding on us and that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction, as well as liabilities for uncertain tax positions and other liabilities, and excludes any obligations to employees. Only the minimum non-cancelable portion of purchase agreements and related cancellation penalties are included as obligations. In the case of contracts that state minimum quantities of goods or services, amounts reflect only the stipulated minimums; all other contracts reflect estimated amounts. Of the total purchase obligations $15 million and $3 million, respectively, represent our tax liability for uncertain tax positions and related net accrued interest and penalties.

The table excludes our pension and other postretirement benefit obligations.

OFF BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

As of December 31, 2014 and 2013, the following guarantees (including indemnification commitments) were issued and outstanding:

THE HERTZ CORPORATION AND SUBSIDIARIES

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

Sponsors; Directors

Hertz has entered into customary indemnification agreements with Hertz Holdings, the Sponsors and our stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, our stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We also entered into indemnification agreements with each of our directors and certain of our officers. We do not believe that these indemnifications are reasonably likely to have a material impact on us.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our consolidated financial statements. As of December 31, 2014 and 2013, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our consolidated balance sheets in "Accrued liabilities" were $2 million and $2 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

EMPLOYEE RETIREMENT BENEFITS

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 7, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." Effective December 31, 2014, we amended the Hertz Retirement Plan to permanently discontinue future benefit accruals and participation under the plan for non-union employees. We anticipate that, while compensation credits will no longer be provided under the Hertz Retirement Plan after 2014 for affected participants, interest credits will continue to be credited on existing participant account balances under the plan until benefits are distributed and service will continue to be recognized for vesting and retirement eligibility requirements. In connection with the freezing of the Hertz Retirement Plan, we plan to increase employer contributions under our qualified 401(k) savings plan (the “401(k) Plan”).

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In 2014, the Company changed its method of calculating the market-related value of pension assets for purposes of determining the expected return on plan assets and accounting for asset gains and losses.  The new method uses fair value instead of the calculated market-related value that has been used historically. This change in accounting principle was applied retrospectively to December 2005 when the Company was sold by Ford Motor Company to a consortium of private equity investors.  In connection with the change in accounting principle, the Company determined that the calculated market-related value was not properly valued subsequent to the 2005 acquisition accounting and therefore a portion of the cumulative impact on expense due to the change in asset method has been deemed a correction of an error. The cumulative impact from 2005-2014 is an increase in accumulated other comprehensive income and a decrease in the accumulated deficit of $27 million, $24 million of which has been deemed to be due to the change in accounting principle, and $3 million is attributable to the correction of an error. See Exhibit 18.1 to this Annual Report on Form 10-K for the preferability letter on this matter from our independent registered public accounting firm.  See Note 7, "Employee Retirement Benefits" to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” for more details on the impact of the change in accounting principle on the Company's financial statements.

Effective as of December 31, 2014, we permanently discontinued future benefit accruals and participation under the BEP and the SERP II. Service will continue to be recognized for vesting and retirement eligibility requirements under the BEP and SERP II.
Our 2014 worldwide pre-tax pension expense is $16 million, which represents a decrease of $9 million from 2013. In general, pension expense decreased in 2014 compared to 2013 due to an increase in the discount rates used to determine plan benefit obligations and an increase in the long-term expected asset return assumption.

The funded status (i.e., the dollar amount by which the projected benefit obligations exceeded the market value of pension plan assets) of our U.S. qualified plan, in which most domestic employees participate, improved slightly as of December 31, 2014, compared with December 31, 2013. This change is partly due to company contributions as well as plan curtailments. We contributed $35 million to the U.S. qualified plan during 2014. We do not anticipate contributing to the U.S. qualified pension plan during 2015. For the international plans, we anticipate contributing $3 million during 2015. The level of 2015 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

We participate in several "multiemployer" pension plans. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. Our multiemployer plans could have significant underfunded liabilities. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower than expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events could have a material adverse effect on our consolidated financial position, results of operations or cash flows. For a discussion of the risks associated with our pension plans, see Item 1A, "Risk Factors” in this Annual Report.

During 2012, Hertz completely withdrew from an existing multi-employer pension plan with the Central States Pension Fund, or the "Pension Fund," and entered into a new agreement with the Pension Fund. In connection with the complete withdrawal from the Pension Fund, Hertz was subject to a withdrawal liability of approximately $24 million, substantially all of which was paid in December 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes.

Certain of our accounting policies involve a higher degree of judgment and complexity in their application, and therefore, represent the critical accounting policies used in the preparation of our financial statements. If different assumptions

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

or conditions were to prevail, the results could be materially different from our reported results. We believe the following accounting policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. For additional discussion of our critical accounting policies, as well as our significant accounting policies, see Note 3, "Summary of Critical and Significant Accounting Policies" to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Acquisition Accounting

We record acquisitions resulting in the consolidation of an enterprise using the acquisition method of accounting. Under this method, the acquiring company records the assets acquired, including intangible assets that can be identified and named, and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill. If the assets acquired, net of liabilities assumed, are greater than the purchase price paid then a bargain purchase has occurred and we will recognize the gain immediately in earnings. Among other sources of relevant information, we may use independent appraisals and actuarial or other valuations to assist in determining the estimated fair values of the assets and liabilities. Various assumptions are used in the determination of these estimated fair values including discount rates, market and volume growth rates, expected royalty rates, EBITDA margins and other prospective financial information. Transaction costs associated with acquisitions are expensed as incurred.

Revenue Earning Equipment

Our principal assets are revenue earning equipment, which represented approximately 57% of our total assets as of December 31, 2014. Revenue earning equipment consists of vehicles utilized in our car rental operations and equipment utilized in our equipment rental operations. For the year ended December 31, 2014, 53% of the vehicles purchased for our combined U.S. and International car rental fleets were subject to repurchase by automobile manufacturers under contractual repurchase and guaranteed depreciation programs, subject to certain manufacturers' car condition and mileage requirements, at a specific price during a specified time period. These programs limit our residual risk with respect to vehicles purchased under these programs. For all other vehicles, as well as equipment acquired by our equipment rental business, we use historical experience, industry residual value guidebooks and the monitoring of market conditions, to set depreciation rates. Generally, when revenue earning equipment is acquired outside of a car repurchase program, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage and equipment usage) and the targeted age of equipment at the time of disposal. We also estimate the residual value of the applicable revenue earning equipment at the expected time of disposal. The residual values for rental vehicles are affected by many factors, including make, model and options, age, physical condition, mileage, sale location, time of the year and channel of disposition (e.g., auction, retail, dealer direct). The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used vehicle and equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices and incentives offered by manufacturers of new cars. These key factors are considered when estimating future residual values. Depreciation rates are adjusted prospectively through the remaining expected life. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of revenue earning equipment in response to changing market conditions. Upon disposal of revenue earning equipment, depreciation expense is adjusted for any difference between the net proceeds received and the remaining net book value and a corresponding gain or loss is recorded.

Under our car repurchase programs, the manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during established repurchase or auction periods, subject to, among other things, certain car condition, mileage and holding period requirements. Guaranteed depreciation programs guarantee on an aggregate basis the residual value of the cars covered by the programs upon sale according to certain parameters which include the holding period, mileage and condition of the cars. These repurchase and guaranteed depreciation programs limit our residual risk with respect to cars purchased under the programs and allow us to determine depreciation expense in advance, however, typically the acquisition cost is higher for these program cars.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Within Donlen, revenue earning equipment is leased under longer term agreements with our customers. These leases contain provisions whereby we have a contracted residual value guaranteed to us by the lessee, such that we do not experience any gains or losses on the disposal of these vehicles.

See Note 9, "Revenue Earning Equipment" to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

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

Defined Benefit Pension Plans and Other Employee Benefits

We have defined benefit plans that cover various employees. We also participate in multi-employer defined benefit plans for which Hertz is not the sponsor. Our employee pension costs and obligations are dependent on our assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension costs and obligations. The various employee-related actuarial assumptions (e.g., retirement rates, mortality rates and salary growth) used in determining pension costs and plan liabilities are reviewed periodically by management, assisted by the enrolled actuary, and updated as warranted. The discount rate used to value the pension liabilities and related expenses and the expected rate of return on plan assets are the two most significant assumptions impacting pension expense. The discount rate used is a market based spot rate as of the valuation date. For the expected return on assets assumption, we use a forward looking rate that is based on the expected return for each asset class (including the value added by active investment management), weighted by the target asset allocation. The past annualized long-term performance of the Plans' assets has generally been in line with the long-term rate of return assumption.

In October, 2014, we amended The Hertz Corporation Benefit Equalization Plan, or “BEP,” and The Hertz Corporation Supplemental Executive Retirement Plan, or “SERP II", two non-qualified, unfunded pension plans. Under the amendments and effective as of December 31, 2014, we have discontinued future benefit accruals as well as new participation under the BEP and the SERP II. Service will continue to be recognized for vesting and retirement eligibility requirements under the BEP and SERP II. In addition, we also amended our cash balance pension plan effective December 31, 2014 to permanently discontinue future benefits accruals and participation for non-union employees. In connection with the freezing of the pension plan, effective January 1, 2015, we increased employer contributions under the qualified 401(k) savings plan.

During 2014, we changed our method of accounting for the value of plan assets utilized for purposes of calculating net periodic pension expense from a market-related value to fair value. Our historical results have been adjusted to reflect the impact of this change in methodology. The cumulative impact from 2005-2014 is an increase in accumulated other comprehensive loss and a decrease in the accumulated deficit of $27 million ($17 million, net of tax), $24 million ($15 million, net of tax) of which has been deemed to be due to the change in accounting principle, and $3 million ($2 million, net of tax) is attributable to the correction of an error. The impact of the change in accounting principle was a $4 million increase to accumulated deficit and a corresponding reduction to accumulated other comprehensive loss as of January 1, 2012 (net of tax), while the impact of the error correction was a $2 million decrease to accumulated deficit and increase to accumulated other comprehensive loss as of January 1, 2012 (net of tax). In 2014, based on fair value (the new method), we recorded net periodic pension expense of $12 million. Had the market-related value been utilized, we would have recorded net periodic pension expense of $26 million. This change in methodology increases the impact of market volatility. This risk is mitigated in part by the plan changes discussed below. See Note

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

7, "Employee Retirement Benefits" for more details on the impact of the change in accounting principle on our financial statements.

Effective December 31, 2014, we amended the Hertz Retirement Plan to permanently discontinue future benefit accruals and participation under the plan for non-union employees. We anticipate that, while compensation credits will no longer be provided under the Hertz Retirement Plan after 2014 for affected participants, interest credits will continue to be credited on existing participant account balances under the plan until benefits are distributed and service will continue to be recognized for vesting and retirement eligibility requirements.

In connection with the freezing of the Hertz Retirement Plan, we plan to increase employer contributions under our qualified 401(k) savings plan (the “401(k) Plan”). Effective January 1, 2015, eligible participants under the 401(k) Plan will receive a matching employer contribution to their 401(k) Plan account equal to (i) 100% of the first 3% of employee contributions made by such participant and (ii) 50% of the next 2% of employee contributions, with the total amount of such matching employer contribution to be completely vested, subject to applicable limits under the United States Internal Revenue Code. Certain eligible participants under the 401(k) Plan will also receive additional employer contribution amounts to their 401(k) Plan account depending on their years of service and age.

Effective January 1, 2014, the Hertz Retirement Plan was amended to provide a maximum annual compensation credit equal to 5% of eligible compensation paid to all plan members who are hired or rehired before January 1, 2014, unless as of December 31, 2013 the member has at least 120 months of continuous service, in which case the member continues with an annual credit of 6.5%. All Hertz employees who are hired on or after January 1, 2014 and Dollar Thrifty employees who become plan members on or after January 1, 2014 were eligible for a flat 3% annual compensation credit, regardless of the member's number of months of continuous service.

See Note 7, "Employee Retirement Benefits" to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.” For a discussion of the risks associated with our pension plans, see Item 1A, "Risk Factors” in this Annual Report.

Recoverability of Goodwill and Intangible Assets

On an annual basis and at interim periods when circumstances require, we test the recoverability of our goodwill and indefinite-lived intangible assets. Goodwill impairment is deemed to exist if the carrying value of goodwill exceeds its fair value. Goodwill must be tested at least annually using a two-step process. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. A reporting unit is an operating segment or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We estimate the fair value of our reporting units using a discounted cash flow methodology. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital, or “WACC,” methodology. The WACC methodology considers market and industry data as well as Company specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. The cash flows represent management's most recent planning assumptions. These assumptions are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings generated by our past restructuring activities. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. A significant decline in the projected cash flows or a change in the WACC used to determine fair value could result in a future goodwill impairment charge.

In the fourth quarter 2014, we performed our annual impairment analysis based upon market data as of October 1, 2014 and concluded that there was no impairment related to our goodwill and our other indefinite lived intangible assets. At October 1, 2014, we had five reporting units: U.S. Car Rental, Europe Car Rental, Other International Car Rental, Donlen and Worldwide Equipment Rental.

THE HERTZ CORPORATION AND SUBSIDIARIES

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

See Note 4, "Goodwill and Other Intangible Assets" to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

Finite Lived Intangible Assets

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

See Note 10, "Taxes on Income (Loss)" to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

Financial Instruments

We are exposed to a variety of market risks, including the effects of changes in interest rates, gasoline and diesel fuel prices and foreign currency exchange rates. We manage exposure to these market risks through regular operating and financing activities and, when deemed appropriate, through the use of financial instruments. Financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. In addition, financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments. We account for all financial instruments in accordance with U.S.GAAP, which requires that they be recorded on the balance sheet as either assets or liabilities measured at their fair value. For financial instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. The effective portion of changes in fair value of financial instruments designated as cash flow hedging instruments is recorded as a component of other comprehensive income (loss). Amounts included in accumulated other comprehensive income (loss) for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of financial instruments designated as cash flow hedges is recognized currently in earnings within the same line item as the hedged item, based upon the nature of the hedged

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

item. For financial instruments that are not part of a qualified hedging relationship, the changes in their fair value are recognized currently in earnings.

Stock Based Compensation

The cost of employee services received in exchange for an award of equity instruments is based on the grant date fair value of the award. The compensation expense for RSUs and PSUs is recognized ratably over the vesting period. For grants in 2012, 2013 and 2014, the vesting period is three years at 33 1/3% per year. In addition to the service vesting condition, the PSUs had an additional vesting condition which called for the number of units that will be awarded based on achievement of a certain level of Corporate EBITDA, or other performance measure as defined in the applicable award agreements, over the applicable measurement period.

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

The assumed volatility for our stock is based on our historical stock price data. The assumed dividend yield is zero. The risk-free interest rate is the implied zero-coupon yield for U.S. Treasury securities having a maturity approximately equal to the expected term of the options, as of the grant dates. The non-cash stock-based compensation expense associated with the Hertz Global Holdings, Inc. Stock Incentive Plan, or the “Stock Incentive Plan,” the Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the “Director Plan,” and the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the “Omnibus Plan,” are pushed down from Hertz Holdings and recorded on the books at the Hertz level. See Note 8, "Stock-Based Compensation" to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3, "Summary of Critical and Significant Accounting Policies — Recent Accounting Pronouncements," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We have a significant amount of debt with a mix of fixed and variable rates of interest. Floating rate debt carries interest based generally on LIBOR, Euro inter-bank offered rate, or “EURIBOR,” or their equivalents for local currencies or bank conduit commercial paper rates plus an applicable margin. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. See Note 6, "Debt" to the Notes

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio as of December 31, 2014, our pre-tax earnings would decrease by an estimated $75 million over a twelve-month period.

From time to time, we may enter into interest rate swap agreements and/or interest rate cap agreements to manage interest rate risk and our mix of fixed and floating rate debt. See Note 16, "Financial Instruments" to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

Consistent with the terms of certain agreements governing the respective debt obligations, we may be required to hedge a portion of the floating rate interest exposure under the various debt facilities to provide protection in respect of such exposure.

Foreign Currency Risk

We have foreign currency exposure to exchange rate fluctuations worldwide and primarily with respect to the Euro, Canadian dollar, Australian dollar and British pound.

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet and equipment purchases and borrowing locally. Also, we have purchased foreign exchange options to manage exposure to fluctuations in foreign exchange rates for selected cross currency marketing programs. Our risks with respect to foreign exchange options are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty.

We also manage exposure to fluctuations in currency risk on cross currency intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans are entered which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations.
We do not hedge our operating results against currency movement as they are primarily translational in nature. Using foreign currency forward rates as of December 2014, we expect revenue growth to be negatively impacted by approximately 2% over a 12-month period. Additionally, each 1% point change in foreign currency movements is estimated to impact our adjusted pre-tax income by an estimated $3 million over a 12-month period.

Fuel Risks

We purchase unleaded gasoline and diesel fuel at prevailing market rates. We are subject to price exposure related to the fluctuations in the price of fuel. We anticipate that fuel risk will remain a market risk for the foreseeable future. We have determined that a 10% hypothetical change in the price of fuel will not have a material impact on our earnings.

Inflation

The increased cost of vehicles is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs and gasoline. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

Income Taxes

In January 2006, we implemented an LKE Program for our U.S. car rental business. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in deferral of federal and state income taxes for fiscal years 2006 through 2009 and 2013, 2014 and part of 2010 and 2012. These programs allow tax deferral if a qualified replacement asset is acquired within a specific time period after asset disposal. Accordingly, if a qualified replacement asset is not purchased within this limited time period, taxable gain is recognized. Over the last few years, for strategic purposes, such as cash management, we have

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

recognized some taxable gains in the programs. We cannot offer assurance that the expected tax deferral will continue or that the relevant law concerning the programs will remain in its current form. An extended reduction in our car rental fleet could result in reduced deferrals in the future, which in turn could require us to make material cash payments for federal and state income tax liabilities. Our inability to obtain replacement financing as our fleet financing facilities mature would likely result in an extended reduction in the fleet value. In August 2010, we elected to temporarily suspend the U.S. car rental LKE Program allowing cash proceeds from sales of vehicles to be utilized for various business purposes, including paying down existing debt obligations, future growth initiatives and for general operating purposes. From August 2010 through year end 2011, recognized tax gains on vehicle dispositions resulting from the LKE suspension were more than offset by 100% tax depreciation on newly acquired vehicles. The U.S. car rental LKE Program was reinstated on October 15, 2012. During 2012 the allowable 50% bonus depreciation helped offset tax gains during the period of LKE suspension. An LKE program for HERC has also been in place for several years. In addition, Dollar Thrifty and Donlen similarly used an LKE program prior to our acquisition of these companies and both companies continue to use the LKE programs.

Current year to date dispositions of Hertz Holdings' common stock by certain significant shareholders, when combined with other dispositions of Hertz Holdings' stock over the previous 36 months, have not resulted in a change in control as that term is defined in Section 382 of the Internal Revenue Code. Consequently, there is no limitation on the utilization of all pre-2014 U.S. net operating losses.

The Internal Revenue Service completed their audit of our 2007 to 2011 tax returns and had no changes to the previously filed tax returns.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholder of
The Hertz Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of The Hertz Corporation and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date. The material weaknesses related to 1) the control environment, due to material weaknesses related to a) an inconsistent and sometimes inappropriate tone at the top was present under the then existing senior management, b) an insufficient complement of personnel with an appropriate level of knowledge, experience and training commensurate with the Company’s financial reporting requirements, c) unclear reporting structures, reporting lines and decisional authorities and d) insufficient training of field personnel utilizing the Oracle ERP system implemented in 2013 for the processing of non-fleet procurement; 2) risk assessment, as the Company did not effectively design controls in response to the risks of material misstatement; 3) information and communication, specifically between the accounting department and other operating departments necessary to support the proper functioning of internal controls; and 4) monitoring controls, as the Company did not maintain an internal audit function sufficient to monitor control activities. The control environment material weaknesses contributed to additional material weaknesses as the Company did not design and maintain effective controls over a) certain accounting estimates, including the effective review of the models, assumptions, and data used in developing estimates or changes made to assumptions and data; b) the review, approval, and documentation of journal entries, c) changes to policies and procedures, as well as the review, approval, and documentation related to application of generally accepted accounting principles. The risk assessment material weakness contributed to an additional material weakness as the Company did not design effective controls over certain business processes including their period-end financial reporting processes, including controls over the preparation, analysis, and review of significant account reconciliations and closing adjustments required to assess the appropriateness of certain account balances at period end.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2013 and 2012 financial statements to correct for misstatements.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for pension and other postretirement benefit plans in 2014.

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

/s/PricewaterhouseCoopers LLP
Miami, Florida
July 16, 2015

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	December 31, 2014	December 31, 2013 (As Restated)
ASSETS
Cash and cash equivalents	$490	$411
Restricted cash and cash equivalents	571	861
Receivables, net of allowance of $67 and $62, respectively	1,597	1,397
Due from Hertz Global Holdings, Inc.	95	93
Inventories, net	67	87
Prepaid expenses and other assets	917	715
Revenue earning equipment:
Cars	14,622	14,456
Less accumulated depreciation - cars	(3,411)	(2,681)
Other equipment	3,613	3,535
Less accumulated depreciation - other equipment	(1,171)	(1,119)
Revenue earning equipment, net	13,653	14,191
Property and equipment:
Land, buildings and leasehold improvements	1,268	1,271
Service equipment and other	1,148	978
Less accumulated depreciation	(1,094)	(964)
Property and equipment, net	1,322	1,285
Other intangible assets, net	4,009	4,124
Goodwill	1,359	1,352
Total assets	$24,080	$24,516
LIABILITIES AND EQUITY
Accounts payable	$1,008	$1,021
Accrued liabilities	1,148	1,172
Accrued taxes, net	134	145
Debt	15,993	16,228
Public liability and property damage	385	351
Deferred taxes on income, net	2,917	2,919
Total liabilities	21,585	21,836
Commitments and contingencies
Equity:
The Hertz Corporation and Subsidiaries stockholder's equity
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	3,566	3,552
Accumulated deficit	(956)	(878)
Accumulated other comprehensive income (loss)	(115)	6
Total equity	2,495	2,680
Total liabilities and equity	$24,080	$24,516

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2014	2013 (As Restated)	2012 (As Restated)
Revenues:
Worldwide car rental	$8,907	$8,709	$7,153
Worldwide equipment rental	1,571	1,539	1,382
All other operations	568	527	478
Total revenues	11,046	10,775	9,013
Expenses:
Direct operating	6,314	5,777	4,861
Depreciation of revenue earning equipment and lease charges, net	3,034	2,533	2,128
Selling, general and administrative	1,088	1,053	978
Interest expense, net	641	669	596
Other (income) expense, net	(15)	64	33
Total expenses	11,062	10,096	8,596
Income (loss) before income taxes	(16)	679	417
(Provision) benefit for taxes on income (loss)	(62)	(329)	(200)
Net income (loss)	$(78)	$350	$217

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
   The accompanying notes are an integral part of these financial statements.

	Years Ended December 31,
	2014	2013 (As Restated)	2012 (As Restated)
Net income (loss)	$(78)	$350	$217
Other comprehensive income (loss):
Foreign currency translation adjustments	(57)	(45)	14
Reclassification of foreign currency items to other (income) expense, net	—	1	—
Unrealized holding gain (loss) on securities(a)	(14)	21	—
Reclassification of net unrealized gain on securities to prepaid expense and other assets(a)	(7)	—	—
Net gain (loss) on defined benefit pension plans	(41)	85	(28)
Reclassification of net periodic costs related to defined benefit pension plans to selling, general and administrative expense	(11)	2	9
Total other comprehensive income (loss), before income taxes	(130)	64	(5)
Tax impact related to net gains and losses on defined benefit pension plans	7	(33)	9
Tax provision on reclassified amounts of net periodic costs on defined benefit pension plans	2	(2)	(3)
Total other comprehensive income (loss)	(121)	29	1
Total comprehensive income (loss)	(199)	379	218

(a)	Amount relates to the Company's investment in the debt securities of China Auto Rental which were converted into equity of that entity in April 2014. See Note 5, "Acquisitions and Divestitures"

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at:	Shares	Amount
December 31, 2011, as previously reported	100	$—	$3,474	$(833)	$(29)	$2,612
Cumulative restatement adjustments	—	—	—	(101)	1	(100)
Change in accounting principle	—		—	(4)	4	—
December 31, 2011 (As Restated)	100	—	3,474	(938)	(24)	2,512
Net income (As Restated)	—	—	—	217	—	217
Dividends paid to Hertz Global Holdings, Inc.	—	—	—	(25)	—	(25)
Other comprehensive income	—	—	—	—	1	1
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Stock-based employee compensation charges	—	—	30	—	—	30
Hertz Holdings common shares issued to Directors	—	—	1	—	—	1
December 31, 2012 (As Restated)	100	—	3,510	(746)	(23)	2,741
Net income (As Restated)	—	—	—	350	—	350
Dividends paid to Hertz Global Holdings, Inc.	—	—	—	(482)	—	(482)
Other comprehensive income	—	—	—	—	29	29
Proceeds from employee stock purchase plan	—	—	6	—	—	6
Stock-based employee compensation charges	—	—	35	—	—	35
Hertz Holdings common and shares issued to Directors	—	—	1	—	—	1
December 31, 2013 (As Restated)	100	—	3,552	(878)	6	2,680
Net loss	—	—	—	(78)	—	(78)
Other comprehensive loss	—	—	—	—	(121)	(121)
Proceeds from employee stock purchase plan	—	—	4	—	—	4
Stock-based employee compensation charges, net of tax	—	—	9	—	—	9
Hertz Holdings common shares issued to Directors	—	—	1	—	—	1
December 31, 2014	100	$—	$3,566	$(956)	$(115)	$2,495

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2014	2013 (As Restated)	2012 (As Restated)
Cash flows from operating activities:
Net income (loss)	$(78)	$350	$217
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of revenue earning equipment, net	2,954	2,452	2,048
Depreciation and amortization, non-fleet assets	366	339	261
Amortization and write-off of deferred financing costs	56	54	52
Amortization and write-off of debt discount (premium)	(13)	(6)	4
Stock-based compensation charges	11	35	30
Loss on disposal of business	—	4	46
Loss on extinguishment of debt	—	7	—
Provision for receivables allowance	62	71	58
Deferred taxes on income	8	255	110
Impairment charges and asset write-downs	47	40	—
Other	(18)	(6)	(9)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(90)	(53)	(125)
Inventories, prepaid expenses and other assets	(64)	(35)	(18)
Accounts payable	23	54	52
Accrued liabilities	140	28	(20)
Accrued taxes	(3)	27	41
Public liability and property damage	56	(1)	(4)
Net cash provided by operating activities	3,457	3,615	2,743
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	283	(315)	(237)
Revenue earning equipment expenditures	(11,289)	(10,289)	(9,611)
Proceeds from disposal of revenue earning equipment	8,209	7,256	7,123
Capital asset expenditures, non-fleet	(374)	(327)	(298)
Proceeds from disposal of property and equipment	93	81	125
Acquisitions, net of cash acquired	(75)	(41)	(1,905)
Proceeds from disposal of business	—	—	84
Equity method investment	(30)	(213)	—
Repayments of loans with Hertz Global Holdings, Inc.	(28)	(129)	(25)
Proceeds from loans with Hertz Global Holdings, Inc.	25	49	12
Other investing activities	—	(2)	(2)
Net cash used in investing activities	(3,186)	(3,930)	(4,734)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2014	2013 (As Restated)	2012 (As Restated)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	400	2,275	2,237
Repayments of long-term debt	(1,183)	(1,045)	(952)
Short-term borrowings:
Proceeds	626	596	438
Payments	(726)	(1,018)	(1,280)
Proceeds under the revolving lines of credit	5,864	9,012	6,464
Payments under the revolving lines of credit	(5,081)	(9,104)	(5,190)
Purchase of noncontrolling interest	—	—	(38)
Payment of financing costs	(63)	(54)	(49)
Dividend paid to Hertz Global Holdings, Inc.	—	(482)	(25)
Other	2	5	3
Net cash provided by (used in) financing activities	(161)	185	1,608
Effect of foreign exchange rate changes on cash and cash equivalents	(31)	—	6
Net change in cash and cash equivalents during the period	79	(130)	(377)
Cash and cash equivalents at beginning of period	411	541	918
Cash and cash equivalents at end of period	$490	$411	$541
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$557	$632	$535
Income taxes, net of refunds	64	71	72
Supplemental disclosures of non-cash flow information:
Purchases of revenue earning equipment included in accounts payable and accrued liabilities	198	$289	$250
Sales of revenue earning equipment included in receivables	544	357	617
Purchases of property and equipment included in accounts payable	69	56	51
Sales of property and equipment included in receivables	4	17	17
Consideration for investment in equity method investee	130	23	—
Revenue earning equipment and property and equipment acquired through capital lease	22	52	130
   The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Background

The Hertz Corporation together with its subsidiaries are referred to herein as the "Company," or "Hertz." All of the Company's outstanding common stock is owned by Hertz Investors, Inc. which is wholly owned by Hertz Global Holdings, Inc., or "Hertz Holdings."

The Company operates its U.S. car rental and International car rental businesses through the Hertz, Dollar, Thrifty and Firefly brands from company-owned, licensee and franchisee locations in North America, Europe, Latin America, Asia, Australia, Africa, the Middle East and New Zealand. In its worldwide equipment rental business, the Company rents equipment in the U.S., Canada, France, Spain, the United Kingdom, China and Saudi Arabia, as well as through its international franchisees. The Company also owns Donlen Corporation, or "Donlen," based in Northbrook, Illinois, which is a leader in providing fleet leasing and management services.

The Company is a successor to corporations that have been engaged in the car and truck rental and leasing business since 1918 and the equipment rental business since 1965. Hertz was incorporated in Delaware in 1967 Ford Motor Company acquired an ownership interest in Hertz in 1987 and in 2001 owned 100% of Hertz through one or more of its subsidiaries.

In December 2005, certain private investment funds, which the Company refers to collectively as the "Sponsors," through Hertz Investors Inc., acquired all of Hertz's common stock from Ford Holdings LLC. Hertz Investors Inc. continues to own 100% of the Company.

In May 2013, the Company announced plans to relocate its worldwide headquarters to Estero, Florida from Park Ridge, New Jersey which is expected to be completed by late 2015.

In March 2014, the Company announced that its Board of Directors approved plans to separate Hertz Holdings into two independent, publicly traded companies. One of the companies will continue to operate the Hertz, Dollar, Thrifty and Firefly car rental businesses as well as Donlen; and the other will operate the Hertz Equipment Rental Corporation, or "HERC." The separation is planned to be in the form of a tax-free spin-off of HERC to Hertz Holdings shareholders, and the Company expects to separate the businesses in a tax-efficient manner.

Note 2— Restatement
Revisions Reported in the 2013 Form 10-K

During the fourth quarter of 2013, the Company identified certain out of period misstatements totaling $46 million, of which $35 million ($21 million, net of tax) related to its previously issued consolidated financial statements for the years ended December 31, 2012 and prior. While these misstatements did not, individually or in the aggregate, result in a material misstatement of the Company's previously issued consolidated financial statements, correcting these misstatements in the fourth quarter of 2013 would have been material to that quarter. Accordingly, management revised its previously reported consolidated financial statements in the Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014 ("2013 Form 10-K"). These recorded pre-tax adjustments relate to vendor incentives (reduced pre-tax income by $2 million in 2012) which had been accounted for as a reduction of marketing expenses instead of reducing the cost of revenue earning equipment, charges related to certain assets and allowances for doubtful accounts in Brazil (reduced pre-tax income by $4 million in 2012), as well as other immaterial misstatements (reduced pre-tax income by $3 million in 2012).

The column in the tables below labeled "As Previously Reported" reflects the revised numbers that include the effects of these out of period misstatements. Certain prior period amounts have been reclassified to conform with current period presentation.

Restatement

As discussed in the Explanatory Note to this Annual Report on Form 10-K, this Note 2 to the consolidated financial statements discloses the nature of the restatement matters and adjustments and shows the impact of the restatement matters on revenues, expenses, income, assets, liabilities, equity, and cash flows from operating activities, investing

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

activities, and financing activities, and the cumulative effects of these adjustments on the consolidated statement of operations, balance sheet, and cash flows for 2012 and 2013. In addition, this Note shows the effects of the adjustment to opening retained earnings as of January 1, 2012, which adjustment reflects the impact of the restatement on periods prior to 2012. The cumulative impact of the out of period misstatements for all previously reported periods through December 31, 2013, including amounts associated with the revision previously reported in the 2013 Form 10-K, was approximately a $349 million reduction in pre-tax income and $231 million reduction in net income. The cumulative annual impact on 2012 and 2013 was a reduction in pre-tax income and net income of $90 million and $62 million for 2012 and $72 million and $51 million for 2013. Excluding the revision included in the 2013 Form 10-K of $26 million on a pre-tax basis and $17 million on an after-tax basis, approximately $160 million on a pre-tax basis and $100 million on an after-tax basis is included as a reduction to opening retained earnings as of January 1, 2012. For information on the impact of the restatement on the year 2011, reference is made to Item 6 - Selected Financial Data of this Annual Report on Form 10-K.

Restatement Background

During the preparation of the Company's Form 10-Q for the first quarter of 2014, misstatements were identified in the previous financial statements relating to the capitalization and timing of depreciation for certain non-fleet assets, allowances for doubtful accounts in Brazil, as well as other items. These misstatements, in combination with misstatements previously identified in the revision included in the Company's 2013 Form 10-K related to vehicle vendor allowances for marketing and misstatements related to the Brazil operations, resulted in the Audit Committee, in consultation with the Company's management, concluding on June 3, 2014 that the Company's financial statements for 2011 should no longer be relied upon, and would require restatement.

In light of the above, in June 2014, the Audit Committee directed that two complementary processes be undertaken. First, the Audit Committee directed management to conduct a thorough review of the Company's financial records for fiscal years 2011, 2012 and 2013 to determine whether further adjustments were necessary. This review, which was conducted with the assistance of outside consultants, identified additional misstatements, including misstatements related to:

•	capitalization and timing of depreciation for non-fleet capital and information technology expenditures;

•	accruals for uninvoiced non-fleet vendor obligations;

•	accrual for salvage vehicles;

•	the amortization period associated with vehicle registration and license fees;

•	reserve estimates associated with allowances for uncollectible amounts receivable for renter obligations related to damaged vehicles;

•	reserve estimates associated with allowances for doubtful accounts, including credit memos;

•	reserve estimates associated with probable credit card charge backs;

•	accruals for customer rewards programs;

•	accrued unbilled revenue;

•	reserve estimates associated with allowances for doubtful accounts for the Brazil operations;

•	accruals for travel vouchers associated with the Brazil operations;

•	Brazil operations litigation reserves;

•	other assets and intercompany accounts for the Brazil operations;

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	accruals for restoration obligations at the end of facility leases; and

•	disclosure of gross equipment and accumulated depreciation balances associated with the capitalization of refurbishment costs.

On November 10, 2014, the Audit Committee, in consultation with management, concluded that additional proposed adjustments arising out of the review were material to the Company's 2012 and 2013 financial statements and that, as a result, the 2012 and 2013 financial statements also would require restatement.

The second process, which the Company commenced in June 2014, involved an internal investigation of certain matters related to the accounting during prior periods. The investigation was undertaken by outside counsel, along with independent counsel for the Audit Committee. Counsel received assistance from outside consultants and new senior accounting and compliance personnel. The internal investigation is complete, although the Company's outside counsel and the independent counsel to the Audit Committee continue to provide forensic and investigative support in connection with certain proceedings discussed in Item 3, "Legal Proceedings," in this Annual Report on Form 10-K and in Note 14, "Contingencies and Off-Balance Sheet Commitments" to the consolidated financial statements involving the Company's restatements and related accounting for prior periods.
As part of the Company’s review of its financial records, the Company identified control deficiencies related to the control environment, risk assessment, information and communication, and monitoring. For further information regarding these control deficiencies, please see Item 9A - Controls and Procedures in this Annual Report on Form 10-K. The Company’s incorrect accounting was the result of these control deficiencies and the complex mix of structural and environmental factors. The Company’s investigation found that one of these factors was that an inconsistent and sometimes inappropriate tone at the top that was present under the then existing senior management that did not in certain instances result in adherence to GAAP and Company accounting policies and procedures. In particular, the Company’s former Chief Executive Officer’s management style and temperament created a pressurized operating environment at the Company, where challenging targets were set and achieving those targets was a key performance expectation. There was in certain instances an inappropriate emphasis on meeting internal budgets, business plans, and current estimates. The Company’s former Chief Executive Officer further encouraged employees to focus on potential business risks and opportunities, and on potential financial or operating performance gaps, as well as ways of ameliorating potential risks or gaps, including through accounting reviews. This resulted in an environment which in some instances may have led to inappropriate accounting decisions and the failure to disclose information critical to an effective review of transactions and accounting entries, such as certain changes in accounting methodologies, to the appropriate finance and accounting personnel or the Company’s Board, Audit Committee, or independent registered public accounting firm. The tone set and pressures imposed by the former Chief Executive Officer were inappropriate in certain instances and may have been a factor influencing one or more employees to record an accounting entry now determined to be improper. Other factors affecting the overall historic accounting environment and influencing employees included the distraction caused by the multiple, conflicting business initiatives; challenges related to managing complex, inefficient legacy systems; the lack of a sufficient complement of personnel with an appropriate level of knowledge, experience, and training with GAAP; unclear reporting structures, reporting lines, and decisional authority in the organization; and other matters. Taken together, these factors fostered a control environment that in some instances enabled inappropriate accounting to occur.

Description of Restatement Matters and Restatement Adjustments

Based on the internal investigation, the Company's review of its financial records, and other work completed by its management, the Audit Committee has concluded that there were material misstatements in the 2011, 2012, and 2013 consolidated financial statements.

The restatement of previously issued financial statements reduced pre-tax earnings for the years ended December 31, 2013 and December 31, 2012 by approximately $72 million and $81 million, respectively. Below are tables summarizing the impact of the restatement matters and the effect of the change in accounting principle, as discussed further in Note 7 - "Employee Retirement Benefits," on the previously issued consolidated financial statements for the years ended

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013 and December 31, 2012. The change in accounting principle increased pre-tax income by $12 million in 2013 and $5 million in 2012.

The individual restatement matters that underlie the restatement adjustments are described below and are reflected and quantified, as applicable, in the footnotes to the below tables. The restatement adjustments also affect periods prior to 2012.

Reserve and Estimates Recognition Restatement Adjustments

(a) Allowance for Doubtful Accounts and Credit Memos (U.S. Car Rental) - The historical methodology employed for doubtful customer accounts and credit memo allowances for the U.S. Car Rental business inappropriately used inaccurate write-off rates for receivables, aggregated receivables with significantly different credit risks for purposes of analysis and used assumptions in setting the reserve for credit memos that were not supported. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter. The resulting reduction to pre-tax earnings was $1 million in 2013 and $3 million in 2012, respectively. The cumulative pre-tax misstatement was a decrease of $7 million.

(b) Allowance for Doubtful Accounts and Credit Memos (International Car Rental) - The historical methodology employed for doubtful customer accounts and credit memo allowances for the international car rental business inappropriately used inaccurate write-off rates for receivables, aggregated receivables with significantly different credit risks for purposes of analysis and did not include a reserve for credit memos. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter. The resulting reduction to pre-tax earnings was $3 million in 2013 and $1 million in 2012, respectively. The cumulative pre-tax misstatement was a decrease of $12 million.

(c) Allowance for Doubtful Accounts and Credit Memos (Worldwide Equipment Rental) - The historical methodology employed for doubtful customer accounts and credit memo allowances for the worldwide equipment rental business inappropriately used rates that differed from historical norms, used unsupported assumptions, and contained formulaic errors. In addition, changes to the methodology in 2012 reduced the reserve requirement and slowed the rate of recording account write-offs. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter. There was no impact to pre-tax earnings in 2013 and a reduction to pre-tax earnings of $6 million in 2012. The cumulative pre-tax misstatement was a decrease of $8 million.

(d) Subrogation (Damage) Receivables and the Related Allowance for Doubtful Accounts (U.S. Car Rental) - This restatement matter relates to estimated recoveries from third parties responsible for damages to vehicles. The historical methodologies used to estimate the unbilled balances and the allowance accounts inappropriately used assumptions that lacked support, including using write-offs rather than collection history as a key assumption and changed methodologies without any supported basis, as well as contained formulaic errors. In addition, there were instances in which the amount recorded for the allowance was significantly less than the amount calculated based on the methodology in place at the time. The Company has revised the methodology used to calculate subrogation claims to utilize the ratio of claims collected compared to damage expense incurred. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter. The result was a reduction to pre-tax earnings of $3 million in 2013 and $26 million in 2012. The cumulative pre-tax misstatement was a decrease of $48 million.

(e) Subrogation (Damage) Receivables and the Related Allowance for Doubtful Accounts (International Car Rental) - This restatement matter relates to estimated recoveries from third parties responsible for damages to vehicles. The historical methodologies used to estimate the allowance accounts inappropriately used assumptions that lacked support, including using write-offs rather than collection history as a key assumption, as well as contained formulaic errors. In addition, there were instances in which the amount recorded for the allowance was significantly less than the amount calculated based on the methodology in place at the time. The result was an increase to pre-tax earnings of $3 million in 2013 and a reduction to pre-tax earnings of $3 million in 2012. The cumulative pre-tax misstatement was a decrease of $8 million.

(f) Accrued Salvaged Vehicles (U.S. Car Rental) - This restatement matter relates to the reserve for estimated vehicle damages incurred in the U.S. car rental business but not reported as of period ends. The methodology used to estimate the reserve was changed without appropriate supporting documentation and the most significant, required element of

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the reserve was eliminated. As part of the restatement process, the Company has reinstated the previous methodology. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter. There was no impact to pre-tax earnings in 2013 and a reduction to pre-tax earnings of $5 million in 2012. The cumulative pre-tax misstatement was a decrease of $5 million.

(g) Credit Card Chargebacks (U.S. and International Car Rental) - This restatement matter relates to reserves established to accrue for future credit card chargebacks pertaining to completed revenue transactions with customers and for chargebacks received from credit card providers.  The reserves were understated in 2011, 2012 and 2013 for a variety of reasons.  These reasons included (1) the Company inappropriately changed the methodology for computing reserves established to accrue for future chargebacks in 2013 and (2) the Company erroneously excluded chargebacks received from credit card providers from the balances used to calculate the allowance for doubtful accounts.  Inappropriate tone at the top, among other factors, may have contributed to this restatement matter. The resulting reduction to pre-tax earnings was $3 million for 2013 and $1 million for 2012. The cumulative pre-tax misstatement was a decrease of $4 million.

Accounting for Fleet Restatement Adjustments

(h) Rental Equipment Refurbishment (Worldwide Equipment Rental) - This restatement matter relates to refurbishment designed to extend the useful life of rental equipment used in the worldwide equipment rental business. At the time of refurbishment, the Company improperly reduced the cost basis of rental equipment that was subject to useful life extension. The reduction was effected by reversing accumulated depreciation on refurbished equipment as an offset to original cost. These adjustments to the balance sheet had no impact on pre-tax earnings in 2013 and 2012 but reduced cost and accumulated depreciation of Revenue Earning Equipment cumulatively by $31 million in 2013 and $16 million in 2012. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

Fixed Assets Restatement Adjustments

(i) Fixed Assets and Construction in Progress and Capitalized Software (U.S. Car Rental, Worldwide Equipment Rental and Corporate) - This restatement matter relates to accounting for non-fleet fixed assets (e.g., leasehold improvements and property improvements) and capitalized software expenditures. The adjustments associated with non-fleet fixed assets  and capitalized software primarily relate to the Company’s identification of (1) expenditures that were capitalized rather than expensed, (2) the failure to write off abandoned projects included in construction in progress on a timely basis, (3) the failure to write off assets no longer in service, and (4) depreciation adjustments associated with assets that should have been placed in service at a date that preceded the placed-in-service date, including assets that had not yet been transferred from construction in progress to in service. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.  The resulting reduction to pre-tax earnings was $19 million for 2013 and $8 million for 2012. The cumulative pre-tax misstatement was a decrease of $56 million.

Brazil Restatement Adjustment

(j) Brazil Adjustments (International Car Rental) - This restatement matter relates to the Brazilian operations of the International Car Rental business. Allowances for uncollectible balances were calculated using inappropriate methodologies, and certain assets, reserves for legal expenses and litigation, and intercompany account balances were not properly supported and consequently were written off. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter. The resulting increase to pre-tax earnings was $1 million in 2013 and there was no impact in 2012. The adjustments related to Brazil impacting periods prior to 2012 have been reflected in the opening adjustment to retained earnings. The cumulative pre-tax misstatement (including the correction recorded in the Form 10-K in 2013 of $14 million) was a decrease in pre-tax income of $54 million.

Reclassifications

(k) Cash reclassifications (All Segments) - The Company reclassified negative cash balances representing outstanding checks to accounts payable at period end despite, in some cases, the existence of bank agreements with legal right of offset against cash balances with the same banks. The resulting correction had no impact to pre-tax earnings for 2013 and 2012 but reduced cash balances and accounts payable by $19 million for 2013 and $9 million for 2012.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(l) Internal Use Software reclassification (All Segments) - The Company reclassified all internal use software asset balances, including accumulated depreciation on these assets, to intangible assets. Previously, these assets were reported in property and equipment. The resulting correction had no impact to pre-tax earnings for 2013 and 2012, but reduced gross property and equipment and accumulated depreciation balances and increased intangible asset and accumulated amortization balances by $197 million for 2013 and $151 million for 2012, on a net basis.

Other Restatement Adjustments

(m) Accrued Unbilled Accounts Receivable (U.S. Car Rental) - The Company over accrued revenue on open rental agreements related to the U.S. Car Rental business at period end because its calculation methodology was based on too limited a sample of open rental agreements. Also, vehicles that had been returned before period end, but that had not been processed as returned until after the look back period used in the calculation methodology, were treated as rented to customers at period end. Further, the rates utilized for certain types of transactions in the computation for the unbilled receivables were erroneous. The resulting reduction to pre-tax earnings was $1 million in 2013 and $6 million in 2012, respectively. The cumulative pre-tax misstatement was a decrease of $13 million.

(n) Vehicle License Fees (U.S. Car Rental) - This restatement matter relates to vehicle registration cost amortization in the U.S. Car Rental business. The Company inappropriately changed its amortization period for vehicle registration cost to the life of the vehicle instead of the life of the registration or license. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter. The resulting reduction to pre-tax earnings was $13 million in 2013 and cumulatively.

(o) Hertz #1 Gold Points Liability (U.S. Car Rental) - The Company has made adjustments to the reserves established for the liability associated with the redemption of points earned by customers enrolled in the Hertz Gold Plus Rewards Program.  The Company determined that these reserves were understated in 2011, 2012, and 2013 for a variety of reasons.  These reasons included: (1) a miscalculation of the rate at which customers would redeem points, (2) the use of incorrect income statement accounts in calculating the incremental costs associated with customers’ use of points, (3) the failure to reconcile the account from 2011 through 2013 and (4) a systems issue that prevented certain customer points from expiring as they should have when the Company modified its Gold Points expiration policy in 2011.  The resulting reduction to pre-tax earnings was $1 million for 2013 and $3 million for 2012. The cumulative pre-tax misstatement was a decrease of $9 million.

(p) Accounts payable (All Segments) - The accruals for expenses paid utilizing credit cards did not include amounts which have been incurred and are in the process of being billed to the Company.  In addition, the manual process and lack of automated interface controls with legacy systems and the failure to complete sufficient personnel training on the accounts payable Oracle ERP system module, among other factors, resulted in erroneous accruals including purchase orders, marketing and consulting spending.  The resulting reduction to pre-tax earnings was $19 million for 2013 and $2 million for 2012. The cumulative pre-tax misstatement was a decrease of $33 million.

(q) Asset Retirement Obligation (All Segments) - This restatement matter relates to asset restoration costs associated with contractual obligations included in lease agreements. The Company failed to account for global contractual restoration costs on certain of its leased facilities, including its European headquarters at Uxbridge, United Kingdom. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter. The resulting reduction to pre-tax earnings was $3 million in 2013 and $2 million in 2012, respectively. The cumulative pre-tax misstatement was a decrease of $5 million.

(r) Other Restatement Adjustments (All Segments) - There are certain other restatement matters not otherwise described in items (a) through (q) of this Note the adjustments of which are individually insignificant but, in aggregate with all the restatement matters, are significant to the financial statements. The cumulative pre-tax misstatement was a decrease of $53 million.

(s) Taxes on income (loss) - The tax effect of the out of period misstatements and the change in accounting principle through December 31, 2013 was approximately $100 million. The tax effect of the misstatements resulted in a reduction to income tax expense of $21 million and $24 million for 2013 and 2012, respectively. In connection with the restatement,

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company recorded an entry, that impacted the Company’s tax disclosures, of $141 million in 2012 and $131 million in 2013 to reclassify deferred tax assets and liabilities associated with depreciation of intangible assets and net operating loss carryforwards.

(t) Change in Accounting Principle - In 2014, the Company changed its method of calculating the market-related value of pension assets for purposes of determining the expected return on plan assets and accounting for asset gains and losses. The change in accounting principle was applied retroactively to December 2005, a portion of which is a correction of an error as follows:

	Year Ended December 31,
(In millions)	2005 to 2011	2012	2013
Correction of an error	$3	$—	$—
Change in accounting principle	(6)	5	12
Total increase (decrease) in pre-tax income	$(3)	$5	$12

See Note 7, "Employee Retirement Benefits" for more details.

(u) Tax Reclassification - Separately from the tax impact of the Company’s restatement, the Company also corrected a balance sheet reclassification of certain of its tax liabilities from accrued taxes to deferred taxes on income, net. These adjustments to the balance sheet had no impact on pre-tax earnings in 2013 and 2012, but reduced accrued taxes, net and increased deferred taxes on income, net cumulatively by $63 million in 2013 and $49 million in 2012.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED BALANCE SHEET
(In millions, except par value and share data)

	December 31, 2013
	As Previously Reported	Restatement Adjustment	Ref	As Restated
ASSETS
Cash and cash equivalents	$423	$(12)	k	$411
Restricted cash and cash equivalents	860	1	k	861
Receivables, net of allowance of $62	1,513	(116)	a, b, c, d, e, g, j, m, r	1,397
Due from Hertz Global Holdings, Inc.	93	—		93
Inventories, net	92	(5)	p, r	87
Prepaid expenses and other assets	717	(2)	n, r	715
Revenue earning equipment:
Cars	14,457	(1)	j, p	14,456
Less accumulated depreciation - cars	(2,680)	(1)	j, r	(2,681)
Other equipment	3,512	23	h, p	3,535
Less accumulated depreciation - other equipment	(1,096)	(23)	h	(1,119)
Revenue earning equipment, net	14,193	(2)		14,191
Property and equipment:
Land, buildings and leasehold improvements	1,362	(91)	i, l, r, q	1,271
Service equipment and other	1,257	(279)	i, l	978
Less accumulated depreciation	(1,105)	141	i, l, r	(964)
Property and equipment, net	1,514	(229)		1,285
Other intangible assets, net	3,928	196	l, r	4,124
Goodwill	1,348	4	q	1,352
Total assets	$24,681	$(165)		$24,516
LIABILITIES AND EQUITY
Accounts payable	$968	$53	k, p	$1,021
Accrued liabilities	1,105	67	f, g, j, m, o, q, t	1,172
Accrued taxes, net	203	(58)	r, s, u	145
Debt	16,228	—		16,228
Public liability and property damage	348	3	r	351
Deferred taxes on income, net	2,945	(26)	s, u	2,919
Total liabilities	21,797	39		21,836
Commitments and contingencies
Equity:
The Hertz Corporation and Subsidiaries stockholder's equity
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—		—
Additional paid-in capital	3,552	—		3,552
Accumulated deficit	(675)	(203)	a-t	(878)
Accumulated other comprehensive income	7	(1)	q, t	6
Total equity	2,884	(204)		2,680
Total liabilities and equity	$24,681	$(165)		$24,516

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED BALANCE SHEET
(In millions, except par value and share data)

	December 31, 2012
	As Previously Reported	Restatement Adjustment	Ref	As Restated
ASSETS
Cash and cash equivalents	$546	$(5)	k	$541
Restricted cash and cash equivalents	552	(6)	k	546
Receivables, net of allowance of $53	1,880	(93)	a, b, c, d, e, g, j, r	1,787
Due from Hertz Global Holdings, Inc.	13	—		13
Inventories, net	106	(4)	r	102
Prepaid expenses and other assets	479	—	r	479
Revenue earning equipment:
Cars	12,549	(7)	f, r	12,542
Less accumulated depreciation - cars	(1,850)	(5)	f	(1,855)
Other equipment	3,240	17	h, r	3,257
Less accumulated depreciation - other equipment	(1,042)	(10)	h	(1,052)
Revenue earning equipment, net	12,897	(5)		12,892
Property and equipment:
Land, buildings and leasehold improvements	1,289	(65)	i, r, q	1,224
Service equipment and other	1,261	(202)	i, l, r	1,059
Less accumulated depreciation	(1,114)	90	i, l, r	(1,024)
Property and equipment, net	1,436	(177)		1,259
Other intangible assets, net	4,030	150	l, r	4,180
Goodwill	1,329	4	q	1,333
Total assets	$23,268	$(136)		$23,132
LIABILITIES AND EQUITY
Accounts payable	$1,003	$33	k, p, r	$1,036
Accrued liabilities	1,162	50	j, o, q, r	1,212
Accrued taxes, net	193	(46)	r, u	147
Debt	15,015	—		15,015
Public liability and property damage	332	1	r	333
Deferred taxes on income, net	2,667	(19)	s, u	2,648
Total liabilities	20,372	19		20,391
Commitments and contingencies
Equity:
The Hertz Corporation and Subsidiaries stockholder's equity
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued outstanding	—	—		—
Additional paid-in capital	3,510	—		3,510
Accumulated deficit	(587)	(159)	a-t	(746)
Accumulated other comprehensive loss	(27)	4	q, t	(23)
Total equity	2,896	(155)		2,741
Total liabilities and equity	$23,268	$(136)		$23,132

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
(In millions)

	For the Year Ended December 31, 2013
	As Previously Reported	Restatement Adjustment	Ref	As Restated
Revenues:
Worldwide car rental	$8,707	$2	a, b, g, m, r	$8,709
Worldwide equipment rental	1,538	1	c, r	1,539
All other operations	527	—		527
Total revenues	10,772	3		10,775
Expenses:
Direct operating	5,752	25	d, e, f, j, m, n, p, q, r, t	5,777
Depreciation of revenue earning equipment and lease charges, net	2,526	7	r	2,533
Selling, general and administrative	1,022	31	a, b, c, d, e, i, j, o, p, q, r	1,053
Interest expense, net	666	3	r	669
Other expense, net	67	(3)	r	64
Total expenses	10,033	63		10,096
Income (loss) before income taxes	739	(60)		679
(Provision) benefit for taxes on income	(345)	16	s	(329)
Net income (loss)	$394	$(44)		$350

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
(In millions)

	For the Year Ended December 31, 2012
	As Previously Reported	Restatement Adjustment	Ref	As Restated
Revenues:
Worldwide car rental	$7,162	$(9)	a, b, g, m, r	$7,153
Worldwide equipment rental	1,385	(3)	c, r	1,382
All other operations	478	—		478
Total revenues	9,025	(12)		9,013
Expenses:
Direct operating	4,806	55	d, e, f, j, m, n, o, p, q, r, t	4,861
Depreciation of revenue earning equipment and lease charges, net	2,129	(1)	r	2,128
Selling, general and administrative	968	10	a, b, c, d, e, i, j, o, p, q, r	978
Interest expense, net	594	2	r	596
Other expense, net	35	(2)	r	33
Total expenses	8,532	64		8,596
Income (loss) before income taxes	493	(76)		417
(Provision) benefit for taxes on income	(221)	21	s	(200)
Net income (loss)	$272	$(55)		$217

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	For the Year Ended December 31, 2013
	As Previously Reported	Restatement Adjustment	Ref	As Restated
Cash flows from operating activities:
Net income (loss)	$394	$(44)	a, b, c, d, e, f, g, i, j, m ,n, o, p, q, r, s	$350
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning equipment, net	2,445	7	f, r, j	2,452
Depreciation and amortization, non-fleet assets	327	12	i, r	339
Amortization and write-off of deferred financing costs	54	—		54
Amortization and write-off of debt discount	(5)	(1)		(6)
Stock-based compensation charges	35	—		35
Loss on disposal of business	4	—		4
Loss on extinguishment of debt	7	—		7
Provision for receivables allowance	71	—	a, b, c, d, e, g, j, r	71
Deferred taxes on income	269	(14)	r, s	255
Impairment charges and asset write-downs	40	—		40
Other	(2)	(4)	r	(6)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(60)	7	a, b, c, d, e, g, j, r	(53)
Inventories, prepaid expenses and other assets	(34)	(1)	n, r	(35)
Accounts payable	23	31	k, p, r	54
Accrued liabilities	23	5	o, q, r	28
Accrued taxes	24	3	s, j	27
Public liability and property damage	(4)	3	r	(1)
Net cash provided by (used in) operating activities	3,611	4		3,615
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(308)	(7)	k	(315)
Revenue earning equipment expenditures	(10,298)	9	h	(10,289)
Proceeds from disposal of revenue earning equipment	7,264	(8)	h, f, r	7,256
Capital asset expenditures, non-fleet	(315)	(12)	i, r, p	(327)
Proceeds from disposal of property and equipment	73	8	i	81
Acquisitions, net of cash acquired	(41)	—		(41)
Equity method investment	(213)	—		(213)
Repayments of loans with Hertz Global Holdings, Inc.	(129)	—		(129)
Proceeds from loans with Hertz Global Holdings, Inc.	49	—		49
Other investing activities	(1)	(1)	r	(2)
Net cash provided by (used in) investing activities	(3,919)	(11)		(3,930)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(In millions)

	For the Year Ended December 31, 2013
	As Previously Reported	Restatement Adjustment	Ref	As Restated
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,275	—		2,275
Repayments of long-term debt	(1,045)	—		(1,045)
Short-term borrowings:
Proceeds	596	—		596
Payments	(1,018)	—		(1,018)
Proceeds under the revolving lines of credit	9,012	—		9,012
Payments under the revolving lines of credit	(9,104)	—		(9,104)
Purchase of noncontrolling interest	—	—		—
Payment of financing costs	(54)	—		(54)
Dividend paid to Hertz Global Holdings, Inc.	(482)	—		(482)
Other	5	—		5
Net cash provided by financing activities	185	—		185
Effect of foreign exchange rate changes on cash and cash equivalents	—	—		—
Net change in cash and cash equivalents during the period	(123)	(7)		(130)
Cash and cash equivalents at beginning of period	546	(5)	k	541
Cash and cash equivalents at end of period	$423	$(12)	k	$411

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	For the Year Ended December 31, 2012
	As Previously Reported	Restatement Adjustment	Ref	As Restated
Cash flows from operating activities:
Net income (loss)	$272	$(55)	a, b, c, d, e, f, g, i, m, o, q, r, s	$217
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning equipment, net	2,049	(1)	f, j, r	2,048
Depreciation and amortization, non-fleet assets	257	4	i, r	261
Amortization and write-off of deferred financing costs	52	—		52
Amortization and write-off of debt discount	4	—		4
Stock-based compensation charges	30	—		30
Loss on disposal of business	46	—		46
Provision for receivables allowance	52	6	a, b, c, d, e, g, j, r	58
Deferred taxes on income	133	(23)	r, s	110
Other	(10)	1	r	(9)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(163)	38	a, b, c, d, e, g, j, r	(125)
Inventories, prepaid expenses and other assets	(22)	4	n, r	(18)
Accounts payable	34	18	k, r	52
Accrued liabilities	(30)	10	o, r	(20)
Accrued taxes	40	1	r, s	41
Public liability and property damage	(4)	—		(4)
Net cash provided by (used in) operating activities	2,740	3		2,743
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(241)	4	k	(237)
Revenue earning equipment expenditures	(9,613)	2	r	(9,611)
Proceeds from disposal of revenue earning equipment	7,125	(2)	h, r	7,123
Capital asset expenditures, non-fleet	(297)	(1)	i, r	(298)
Proceeds from disposal of property and equipment	122	3	i	125
Acquisitions, net of cash acquired	(1,905)	—		(1,905)
Proceeds from disposal of business	85	(1)		84
Repayments of loans with Hertz Global Holdings, Inc.	(25)	—		(25)
Proceeds from loans with Hertz Global Holdings, Inc.	12	—		12
Other investing activities	(3)	1		(2)
Net cash provided by (used in) investing activities	(4,740)	6		(4,734)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(In millions)

	For the Year Ended December 31, 2012
	As Previously Reported	Restatement Adjustment	Ref	As Restated
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,237	—		2,237
Repayments of long-term debt	(952)	—		(952)
Short-term borrowings:
Proceeds	438	—		438
Payments	(1,280)	—		(1,280)
Proceeds under the revolving lines of credit	6,464	—		6,464
Payments under the revolving lines of credit	(5,190)	—		(5,190)
Purchase of noncontrolling interest	(38)	—		(38)
Payment of financing costs	(49)	—		(49)
Dividend paid to Hertz Global Holdings, Inc.	(25)	—		(25)
Other	4	(1)		3
Net cash provided by financing activities	1,609	(1)		1,608
Effect of foreign exchange rate changes on cash and cash equivalents	6	—		6
Net change in cash and cash equivalents during the period	(385)	8		(377)
Cash and cash equivalents at beginning of period	931	(13)	k	918
Cash and cash equivalents at end of period	$546	$(5)	k	$541

Note 3—Summary of Critical and Significant Accounting Policies

Accounting Principles

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In 2014, the Company changed its method of calculating the market-related value of pension assets for the U.S. Plan for purposes of determining the expected return on plan assets and accounting for asset gains and losses.  The new method uses fair value instead of the calculated market-related value that has been used historically. The Company believes this method is preferable as it represents fair value as of the balance sheet date. This change in accounting principle was applied retroactively to all prior periods. In connection with the change in accounting principle, the Company determined that the calculated market-related value was not properly valued subsequent to the 2005 purchase accounting applied when the Company was sold by Ford Motor Company to a consortium of private equity investors and therefore a portion of the cumulative impact on expense due to the change in asset method has been deemed a correction of an error. The cumulative impact from 2005-2014 is an increase in accumulated other comprehensive loss and a decrease in the accumulated deficit of $27 million ($17 million, net of tax), $24 million ($15 million, net of tax) of which has been deemed to be due to the change in accounting principle, and $3 million ($2 million, net of tax) is attributable to the correction of an error. See Note 7, "Employee Retirement Benefits" for more details on the impact of the change in accounting principle on the Company's financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of Hertz Holdings and its wholly owned and majority owned U.S. and international subsidiaries. In the event that the Company is a primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity are included in the Company's consolidated financial statements. The Company accounts for its investment in CAR, Inc. and other immaterial investments in joint ventures using the equity method when it has significant influence but not control and is not the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the consolidated financial statements include depreciation of revenue earning equipment, reserves for litigation and other contingencies, accounting for income taxes and related uncertain tax positions, pension and postretirement benefit costs, the fair value of assets and liabilities acquired in business combinations, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill, valuation of stock-based compensation, public liability and property damage reserves, reserves for restructuring, allowance for doubtful accounts, and fair value of financial instruments, among others.

Critical Accounting Policies

Acquisitions

The Company records acquisitions resulting in the consolidation of an enterprise using the acquisition method of accounting. Under this method, the acquiring company records the assets acquired, including intangible assets that can be identified and named, and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price in excess of the fair value of the identifiable assets acquired and liabilities assumed is recorded as goodwill. If the assets acquired, net of liabilities assumed, are greater than the purchase price paid then a bargain purchase has occurred and the Company will recognize the gain immediately in earnings. Among other sources of relevant information, the Company may use independent appraisals and actuarial or other valuations to assist in determining the estimated fair values of the assets and liabilities. Various assumptions are used in the determination of these estimated fair values including discount rates, market and volume growth rates, expected royalty rates, EBITDA margins and other prospective financial information. Transaction costs associated with acquisitions are expensed as incurred.

Revenue Earning Equipment

Revenue earning equipment is stated at cost, net of related discounts. Generally, holding periods are as follows:

Rental cars	6 to 36 months
Other equipment	24 to 108 months

Generally, when revenue earning equipment is acquired outside of a car repurchase program, the Company estimates the period that the Company will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage and equipment usage) and the targeted age of equipment at the time of disposal. The Company also estimates the residual value of the applicable revenue earning equipment at the expected time of disposal. The residual values for rental vehicles are affected by many factors, including make, model and options, age, physical condition, mileage, sale location, time of the year and channel of disposition (e.g., auction, retail, dealer direct). The residual value for rental equipment is affected by factors which include equipment age and amount of usage. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

values at the time of disposal and the estimated holding periods. Market conditions for used vehicle and equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices and incentives offered by manufacturers of new cars. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, the Company makes periodic adjustments to depreciation rates of revenue earning equipment in response to changing market conditions. Upon disposal of revenue earning equipment, depreciation expense is adjusted for the difference between the net proceeds received and the remaining net book value.

Under the Company's car repurchase programs, the manufacturers agree to repurchase cars at a specified price or guarantee the depreciation rate on the cars during established repurchase or auction periods, subject to, among other things, certain car condition, mileage and holding period requirements. Guaranteed depreciation programs guarantee on an aggregate basis the residual value of the cars covered by the programs upon sale according to certain parameters which include the holding period, mileage and condition of the cars. These repurchase and guaranteed depreciation programs limit the Company's residual risk with respect to cars purchased under the programs and allow us to determine depreciation expense in advance, however, typically the acquisition cost is higher for these program cars.

Donlen's revenue earning equipment is leased under long term agreements with customers. These leases contain provisions whereby the Donlen has a contracted residual value guaranteed by the lessee, such that Donlen does not experience any gains or losses on the disposal of these vehicles or adjustments to depreciation rates during the holding period.

The Company continually evaluates revenue earning equipment to determine whether events or changes in circumstances have occurred that may warrant revision of the estimated useful life or whether the equipment should be evaluated for possible impairment. The Company uses a combination of the undiscounted cash flows and market approaches in assessing whether an asset has been impaired. The Company measures impairment losses based upon the amount by which the carrying amount of the asset exceeds the fair value.

During 2014, the Company decided to sell certain revenue earning equipment in its equipment rental business which has been categorized as held for sale. As a result, the Company determined the fair value of these assets and recorded an impairment charge of $10 million.

During 2013, FSNA, the parent of Simply Wheelz LLC, or "Simply Wheelz," the owner and operator of Hertz’s divested Advantage brand, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, Hertz performed an impairment analysis of the vehicles subleased to Simply Wheelz and recorded an impairment charge of $40 million.

Public Liability and Property Damage

The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment represents an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The adequacy of the liability is periodically monitored based on evolving accident claim history and insurance-related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Defined Benefit Pension Plans and Other Employee Benefits

The Company has defined benefit plans that cover various employees. The Company also participates in multi-employer defined benefit plans for which Hertz is not the sponsor. For the Company sponsored plans, the relevant accounting guidance requires that management make certain assumptions relating to discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. The Company believes that the accounting estimates related to its pension are critical accounting estimates, because they are susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes. The selection of assumptions is based on historical trends and known economic and market conditions at

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the time of valuation, as well as independent studies of trends performed by the Company’s actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions. The Company uses a December 31 measurement date for all of the plans.

Actual results that differ from the Company's assumptions are accumulated and amortized over future periods and, therefore, generally affect its recognized expense in such future periods. Significant differences in actual experience or significant changes in assumptions would affect the Company's pension costs and obligations. The Company recognizes the funded status of each defined benefit pension plan in the consolidated balance sheet. Each overfunded plan is recognized as an asset, and each underfunded plan is recognized as a liability. Pension plan liabilities are revalued annually based on updated assumptions and information about the individuals covered by the plan. For pension plans, if accumulated actuarial gains and losses are in excess of a 10 percent corridor, the prior service cost and the transition asset are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants.

The Company maintains reserves for employee medical claims, up to its insurance stop-loss limit, and workers’ compensation claims. These are regularly evaluated and revised, as needed, based on a variety of information, including historical experience, actuarial estimates and current employee statistics.

Recoverability of Goodwill and Intangible Assets

On an annual basis and at interim periods when circumstances require, the Company tests the recoverability of its goodwill and indefinite-lived intangible assets. The Company utilizes the two-step impairment analysis and elects not to use the qualitative assessment or “step zero” approach. In the two-step impairment analysis, the Company compares the carrying value of each identified reporting unit to its fair value. If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The Company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its implied fair value. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit and incorporate various assumptions related to discount and growth rates specific to the reporting unit to which they are applied. The Company’s discounted cash flows are based upon reasonable and appropriate assumptions, which are weighted for their likely probability of occurrence, about the underlying business activities of the Company’s reporting units.

Finite Lived Intangible Assets

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

Financial Instruments

The Company is exposed to a variety of market risks, including the effects of changes in interest rates, gasoline and diesel fuel prices and foreign currency exchange rates. The Company manages exposure to these market risks through regular operating and financing activities and, when deemed appropriate, through the use of financial instruments. Financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. In addition, financial instruments are entered into with a diversified group of major financial institutions in order to manage the Company's exposure to counterparty nonperformance on such instruments. The Company accounts for all financial instruments in accordance with U.S.GAAP, which requires that they be recorded on the balance sheet as either assets or liabilities measured at their fair value. For financial instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. The effective portion of changes in fair value of financial instruments

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

designated as cash flow hedging instruments is recorded as a component of other comprehensive income (loss). Amounts included in accumulated other comprehensive income (loss) for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of financial instruments designated as cash flow hedges is recognized currently in earnings within the same line item as the hedged item, based upon the nature of the hedged item. For financial instruments that are not part of a qualified hedging relationship, the changes in their fair value are recognized currently in earnings.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. The Company has estimated the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected life, dividend yield and risk-free interest rate.

The Company accounts for restricted stock unit and performance stock unit awards as equity classified awards. For restricted stock units the expense is based on the grant-date fair value of the stock and the number of shares that vest, recognized over the service period. For performance stock units the expense is based on the grant-date fair value of the stock, recognized over a two to four year service period depending upon the applicable performance condition. For performance stock units, the Company re-assesses the probability of achieving the applicable performance condition each reporting period and adjusts the recognition of expense accordingly.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Subsequent changes to enacted tax rates and changes to the global mix of earnings will result in changes to the tax rates used to calculate deferred taxes and any related valuation allowances. Provisions are not made for income taxes on undistributed earnings of international subsidiaries that are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes. Future distributions, if any, from these international subsidiaries to the United States or changes in U.S. tax rules may require recording a tax on these amounts. The Company has recorded a deferred tax asset for unutilized net operating loss carryforwards in various tax jurisdictions. Upon utilization, the taxing authorities may examine the positions that led to the generation of those net operating losses. If the utilization of any of those losses are disallowed a deferred tax liability may have to be recorded.

Significant Accounting Policies

Revenue Recognition

The Company derives revenue through rental activities by the operations and licensing of the Hertz, Dollar, Thrifty and Firefly brands under franchise agreements. The Company also derives revenue from other forms of rental related activities, such as sales of loss damage waivers, insurance products, fuel and fuel service charges, navigation units, new equipment sales and other consumable items. Revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered to customers, the pricing is fixed or determinable and collection is reasonably assured.

Franchise fees are based on a percentage of net sales of the franchised business and are recognized as earned and when collectability is reasonably assured. Initial franchise fees are recorded as deferred income when received and are recognized as revenue when all material services and conditions related to the franchise fee have been substantially performed. Renewal franchise fees are recognized as revenue when the license agreements are effective and collectability is reasonably assured.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with an original maturity of three months or less.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents includes cash and cash equivalents that are not readily available for the Company's normal disbursements. Restricted cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under the Company's Fleet Debt facilities, for its Like-Kind Exchange Program, or “LKE Program” and to satisfy certain of its self-insurance regulatory reserve requirements. These funds are primarily held in highly rated money market funds with investments primarily in government and corporate obligations.

Receivables

Receivables are stated net of allowances and primarily represent credit extended to car manufacturers and customers that satisfy defined credit criteria. The estimate of the allowance for doubtful accounts is based on the Company's historical experience and its judgment as to the likelihood of ultimate payment. Actual receivables are written-off against the allowance for doubtful accounts when the Company determines the balance will not be collected. Estimates for future credit memos are based on historical experience and are reflected as reductions to revenue, while bad debt expense is reflected as a component of "Direct Operating" in the consolidated statements of operations.

Property and Equipment

Property and equipment are stated at cost and are depreciated utilizing the straight-line method over the estimated useful lives of the related assets. Useful lives are as follows:

Buildings	5 to 50 years
Furniture and fixtures	1 to 15 years
Service cars and service equipment	1 to 13 years
Leasehold improvements	The lesser of the economic life or the lease term

The Company follows the practice of charging maintenance and repairs, including the cost of minor replacements, to maintenance expense. Costs of major replacements of units of property are capitalized to property and equipment accounts and depreciated.

2014 impairments and asset write-downs

During the second quarter 2014, the Company terminated a business relationship. As a result, the Company performed an analysis of the assets associated with the terminated business relationship and wrote-off the assets in the amount of $10 million.

During the third quarter 2014, the Company deemed its previous corporate headquarters building to be held for sale. As a result, the Company determined the fair value of the building and recorded an impairment charge of $13 million.

During the fourth quarter 2014, the Company wrote-down $14 million of service equipment that was deemed to not have a future useful life in its operations.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

Level 3 - Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

Environmental Liabilities

The use of automobiles and other vehicles is subject to various governmental controls designed to limit environmental damage, including those caused by emissions and noise. Generally, these controls are met by the manufacturer, except in the case of occasional equipment failure requiring repair. Liabilities for these expenditures are recorded at undiscounted amounts when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

Asset Retirement Obligations

The Company maintains a liability for asset retirement obligations. Asset retirement obligations are legal obligations to perform certain activities in connection with the retirement, disposal or abandonment of long-lived assets. The Company’s asset retirement obligations are primarily related to the removal of underground gasoline storage tanks and the restoration of its rental facilities. The asset retirement obligations are measured at discounted fair values at the time the liability is incurred. Accretion expense is recognized as an operating expense using the credit-adjusted risk-free interest rate in effect when the liability was recognized. The associated asset retirement obligations are capitalized as part of the carrying amount of the long-lived asset and depreciated over the estimated remaining useful life of the asset.

Foreign Currency Translation and Transactions

Assets and liabilities of international subsidiaries whose functional currency is the local currency are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average exchange rates throughout the year. The related translation adjustments are reflected in “Accumulated other comprehensive loss” in the equity section of the Company's consolidated balance sheets. Foreign currency gains and losses resulting from transactions are included in earnings.

Advertising

Advertising and sales promotion costs are expensed the first time the advertising or sales promotion takes place. Advertising costs are reflected as a component of “Selling, general and administrative” in the Company's consolidated statements of operations and for the years ended December 31, 2014, 2013 and 2012 were $199 million, $207 million and $159 million, respectively.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Credit Risk

The Company's cash and cash equivalents are invested in various investment grade institutional money market accounts and bank term deposits. Deposits held at banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate such risks by spreading the risk across multiple counterparties and monitoring the risk profiles of these counterparties. In addition, the Company has credit risk from financial instruments used in hedging activities. The Company limits exposure relating to financial instruments by diversifying the financial instruments among various counterparties, which consist of major financial institutions.

Recent Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In January 2014, the Company adopted new guidance that clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of this accounting guidance did not have a material impact on the Company's financial position, results of operations or cash flows.
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations. As a result of this guidance, only disposals of a component that represent a strategic shift that have, or will have, a major effect on the Company’s operations and financial results will be reported as a discontinued operation. Expanded disclosures are required for discontinued operations and for individually significant components that do not qualify for discontinued operations reporting. This guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014 and interim periods within those years. This new guidance is not expected to have a material impact on the Company's financial position, results of operations or cash flows.
Revenue from Contracts with Customers
In May 2014, the FASB issued guidance that will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The guidance requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The new guidance may be adopted on either a full or modified retrospective basis. As issued, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. In April 2015, the FASB issued a proposal to defer the effective date of the guidance until annual and interim reporting periods beginning after December 15, 2017. The Company is in the process of determining the method of adoption and assessing the potential impacts of adopting this guidance on its financial position, results of operations and cash flows.
Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period
In June 2014, the FASB issued guidance that requires that a performance target in a share-based payment award that affects vesting and that can be achieved after the requisite service period is completed is to be accounted for as a performance condition; therefore, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved, and the amount of compensation cost recognized should be based on the portion of the service period fulfilled. The guidance is effective either prospectively or retrospectively for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The Company is in the

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

process of determining the potential impacts of adopting this guidance on its financial position, results of operations and cash flows.
Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
In August 2014, the FASB issued guidance that requires management to assess an entity’s ability to continue as a going concern and provide related footnote disclosures. This guidance was adopted early, as permitted, as of December 31, 2014 and did not have a material impact on the Company's financial position, results of operations or cash flows.

Note 4—Goodwill and Other Intangible Assets

Goodwill

At October 1, 2014 and 2013, the Company performed its annual goodwill impairment test and determined that no impairment existed for the years ended December 31, 2014 and 2013.

The following summarizes the changes in the Company's goodwill, by segment:

(In millions)	US Car Rental	International Car Rental	Worldwide Equipment Rental	All Other Operations	Total
Balance as of January 1, 2014
Goodwill	$1,012	$254	$772	$35	$2,073
Accumulated impairment losses	—	(46)	(675)	—	(721)
	1,012	208	97	35	1,352
Goodwill acquired during the period	13	—	—	—	13
Adjustments to previously recorded purchase price allocation	—	(1)	—	—	(1)
Other changes during the period(a)	—	(5)	—	—	(5)
	13	(6)	—	—	7
Balance as of December 31, 2014
Goodwill	1,025	248	772	35	2,080
Accumulated impairment losses	—	(46)	(675)	—	(721)
	$1,025	$202	$97	$35	$1,359

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	(As restated)
(In millions)	U.S. Car Rental	International Car Rental	Worldwide Equipment Rental	All Other Operations	Total
Balance as of January 1, 2013
Goodwill	$998	$249	$772	$35	$2,054
Accumulated impairment losses	—	(46)	(675)	—	(721)
	998	203	97	35	1,333
Goodwill acquired during the period	1	4	—	—	5
Adjustments to previously recorded purchase price allocation	13	—	—	—	13
Other changes during the period(a)	—	1	—	—	1
	14	5	—	—	19
Balance as of December 31, 2013
Goodwill	1,012	254	772	35	2,073
Accumulated impairment losses	—	(46)	(675)	—	(721)
	$1,012	$208	$97	$35	$1,352

(a)	Primarily consists of foreign currency adjustments.

Other Intangible Assets

At October 1, 2014 and 2013, the Company performed its annual test of recoverability of indefinite-lived intangible assets. The Company determined that the respective carrying values of its indefinite-lived intangible assets did not exceed their estimated fair values and therefore no impairment existed.

Other intangible assets, net, consisted of the following major classes:

	December 31, 2014
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$692	$(568)	$124
Concession rights	410	(97)	313
Technology-related intangibles(a)	338	(147)	191
Other(b)	78	(49)	29
Total	1,518	(861)	657
Indefinite-lived intangible assets:
Trade name	3,330	—	3,330
Other(c)	22	—	22
Total	3,352	—	3,352
Total other intangible assets, net	$4,870	$(861)	$4,009

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2013
(In millions)	Gross Carrying Amount (As Restated)	Accumulated Amortization (As Restated)	Net Carrying Value (As Restated)
Amortizable intangible assets:
Customer-related	$693	$(502)	$191
Concession rights	410	(49)	361
Technology related intangibles(a)	311	(114)	197
Other(b)	63	(38)	25
Total	1,477	(703)	774
Indefinite-lived intangible assets:
Trade name	3,330	—	3,330
Other(c)	20	—	20
Total	3,350	—	3,350
Total other intangible assets, net	$4,827	$(703)	$4,124

(a) Technology-related intangibles include software not yet placed into service, therefore, there is no associated amortization.
(b) Other amortizable intangible assets primarily include the Donlen trade name and non-compete agreements.
(c) Other indefinite-lived intangible assets primarily consist of reacquired franchise rights.

Amortization of other intangible assets for the years ended December 31, 2014, 2013 and 2012 was $159 million, $151 million and $106 million, respectively. Based on its amortizable intangible assets as of December 31, 2014, the Company expects amortization expense to be approximately $153 million in 2015, $95 million in 2016, $76 million in 2017, $70 million in 2018, $65 million in 2019 and $152 million thereafter.

Note 5—Acquisitions and Divestitures

Acquisitions

CAR, Inc.

In 2013, Hertz entered into definitive agreements with CAR, Inc. formerly operating as China Auto Rental Holdings, Inc., and related parties pursuant to which Hertz made a strategic investment in CAR, Inc., the largest car rental company in China. Pursuant to the transaction, Hertz invested cash and contributed its China Rent-a-Car entities to CAR, Inc. In return for its investment, Hertz received common stock in CAR, Inc. and convertible debt securities in the amount of $236 million.

In April 2014, the Company converted the debt securities into common stock of CAR, Inc. In September 2014, CAR, Inc. launched its initial public offering ("IPO") on the Hong Kong stock exchange and in conjunction with the IPO, Hertz invested an additional $30 million to purchase equity shares. As a result of the IPO and its additional investment, Hertz owns approximately 16% of CAR, Inc. Hertz accounts for this investment under the equity method based on its ability to exercise significant influence over CAR, Inc. and presents this investment within "Prepaid expenses and other assets."

Dollar and Thrifty Franchises

In August 2014, the Company acquired substantially all of the assets of certain Dollar and Thrifty franchisees including existing fleets and contract and concession rights for $62 million. The acquisition was part of a strategic decision to increase its Hertz-owned locations and capitalize on certain benefits of ownership not available to the Company under a franchise agreement. The acquisition was accounted for utilizing the acquisition method of accounting where the purchase price of the franchises was allocated based on estimated fair values of the assets acquired and liabilities

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assumed. The excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired was recorded as goodwill.

Dollar Thrifty Acquisition
On November 19, 2012, Hertz Holdings completed the Dollar Thrifty acquisition pursuant to the terms of the Merger Agreement with Dollar Thrifty and HDTMS, Inc., or "Merger Sub," a wholly owned Hertz subsidiary. In accordance with the terms of the Merger Agreement, Merger Sub completed a tender offer in which it purchased a majority of the shares of Dollar Thrifty common stock then outstanding at a price equal to $87.50 per share in cash. Merger Sub subsequently acquired the remaining shares of Dollar Thrifty common stock by means of a short-form merger in which such shares were converted into the right to receive the same $87.50 per share in cash paid in the tender offer. The total purchase price was approximately $2,592 million, which was comprised of $2,551 million of cash, including the Company's use of approximately $404 million of cash and cash equivalents available from Dollar Thrifty, and the fair value of its previously held equity interest in Dollar Thrifty of $41 million. As a result of re-measuring to fair value the Company's equity interest previously held in Dollar Thrifty immediately before the acquisition date, the Company recognized a gain of approximately $8 million in its consolidated statements of operations within "Other (income) expense, net." As a condition of the Merger Agreement, and pursuant to a divestiture agreement reached with the Federal Trade Commission, Hertz divested its Simply Wheelz subsidiary, which owned and operated the Advantage brand, and secured for the buyer of Advantage certain Dollar Thrifty on-airport car rental concessions. Dollar Thrifty is now a wholly-owned subsidiary of Hertz.

The Dollar Thrifty acquisition has been accounted for utilizing the acquisition method, which requires an allocation of the purchase price of the acquired entity to the assets acquired and liabilities assumed based on their estimated fair values from a market-participant perspective at the date of acquisition. During the measurement period (which was not to exceed one year from the acquisition date), the Company was required to retrospectively adjust the preliminary amounts recognized to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Adjustments to the preliminary purchase price allocation were made to reflect finalized estimates of the fair value of the assets acquired and liabilities assumed at November 19, 2012. These revisions primarily related to the valuation of certain contracts, accrued liabilities and income taxes, and the resulting changes to goodwill. Prior period financial statements were not revised for these adjustments as they would not have made a material impact on the prior period reported operating results and financial condition. The allocation of the purchase price has been finalized as of November 19, 2013 as reflected within these consolidated financial statements. The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches. The fair values of acquired trade names and concession agreements were estimated using the income approach which values the subject asset using the projected cash flows to be generated by the asset, discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The cost approach was utilized in combination with the market approach to estimate the fair values of property, plant and equipment and reflects the estimated reproduction or replacement costs for the assets, less an allowance for loss in value due to depreciation. The cost approach was utilized in combination with the market approach to estimate the fair values of most working capital accounts.

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

Actual and Pro forma Impact of Acquisitions

The pro forma information for December 31, 2012 is unaudited and assumes that Dollar Thrifty was consolidated for the entire 2012 fiscal year. The following results do not purport to project the future results of operations of the combined entity nor do they reflect the expected realization of any cost savings associated with the acquisition.

(in millions)	Revenue *	Earnings (loss) *
Actual from 11/19/12 - 12/31/12 (Dollar Thrifty only)(1)	$171	$(26)
Pro forma from 1/1/12 - 12/31/12 (combined entity - As Restated)(2)	10,185	382

*    The pro forma information has been revised to reflect the correction of misstatements for the year ended December 31, 2012. See Note 2, "Restatement" for more information on the restatement.

(1)
Dollar Thrifty's actual earnings for the period were impacted by certain charges related to the amortization expense associated with the acquired intangible assets and non-recurring compensation costs in connection with the merger.

(2)	Combines the historical results of Hertz Holdings and Dollar Thrifty including the effects of the following pro forma adjustments:

•	Additional amortization expense of $39 million related to the fair value of identifiable intangible assets acquired.

•	Additional interest expense of $73 million associated with the new debt used to finance the Dollar Thrifty acquisition.

•	Excludes merger related costs incurred in 2012 because the pro forma information shown assumes that the Dollar Thrifty acquisition had been consummated as of January 1, 2011.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Excludes non-recurring compensation costs and integration costs incurred in 2012 of approximately $47 million because the pro forma information shown assumes that the Dollar Thrifty acquisition had been consummated as of January 1, 2011.

•	Excludes the loss incurred in 2012 from the Advantage disposition because the pro forma information shown assumes that the Dollar Thrifty acquisition had been consummated as of January 1, 2011.

•
Excludes 2012 charges related to the impact of divesting Dollar Thrifty locations incurred in connection with the Dollar Thrifty acquisition because the pro forma information shown assumes that the Dollar Thrifty acquisition had been consummated as of January 1, 2011.

•	Impact of fair value adjustment to revenue earning equipment.

•
Adjustments to eliminate the results of operations of the Advantage business and locations to be divested where Dollar Thrifty operated at least one of its brands prior to the consummation of the Dollar Thrifty acquisition.

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

Divestitures

Divestiture of Selected Dollar Thrifty Airport Locations

In order to obtain regulatory approval and clearance for the Dollar Thrifty acquisition, Hertz agreed to dispose of Advantage, and to secure for the buyer of Advantage certain on-airport car rental concessions and related assets at certain locations where Dollar Thrifty operated at least one of its brands. As of December 31, 2013, Hertz completed the transfer of all of these Dollar Thrifty locations and had no remaining obligations.
Advantage Divestiture

Pursuant to the terms of a purchase agreement, or the "Simply Wheelz Purchase Agreement," on December 12, 2012, Hertz completed the sale of Simply Wheelz LLC, or the “Advantage divestiture,” a wholly owned subsidiary of Hertz that operated its Advantage Rent A Car business, or “Advantage,” for approximately $16 million, plus the value of current assets as of the closing date, which was approximately $4 million. Pursuant to the terms of a support agreement, or the "Simply Wheelz Support Agreement," Hertz also agreed to provide financial support to the buyer of Advantage in the amount of $17 million over a period of three years from the closing date (with the present value of $16 million as of December 31, 2012). As a result of the Advantage divestiture, Hertz realized a loss (before income taxes) of approximately $31 million as of December 31, 2012.

To assist the buyer of Advantage in securing alternative fleet financing arrangements, Hertz entered into a senior note credit agreement (the “Simply Wheelz Credit Agreement”), pursuant to which Hertz agreed, subject to certain conditions, to loan Simply Wheelz, on a senior unsecured basis, up to $45 million over 5 years (2.5 years weighted average life) at varied interest rates up to 13% over the life of the loan. Further, Hertz agreed to sublease vehicles to the buyer of Advantage for use in continuing the operations of Advantage, for a period no longer than two years from the closing date. As such, Hertz had significant continuing involvement in the operations of the disposed Advantage business. Therefore, the operating results associated with the Advantage business are classified as part of the Company's continuing operations in the consolidated statements of operations for all periods presented.

In October 2013, Simply Wheelz's parent Franchise Services of North America, or "FSNA," requested that Hertz forbear from seeking collection of all amounts owed to it by Simply Wheelz and agree to renegotiate certain aspects of the commercial arrangements with Hertz, including the financial terms on which Hertz was subleasing vehicles to Simply Wheelz. On November 2, 2013, Hertz terminated the applicable sublease contracts, and on November 5, 2013, Simply Wheelz filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pursuant to Sections 363 and 365 of the Bankruptcy Code, Simply Wheelz agreed to sell substantially all of its assets to The Catalyst Capital Group Inc., or “Catalyst.” On December 16, 2013, in connection with Simply Wheelz’s bankruptcy proceedings, Hertz entered into a settlement agreement with Simply Wheelz, FSNA, Catalyst and certain other parties thereto, which provided Simply Wheelz and Catalyst with, among other things, the right to continue to use the vehicles subject to the Hertz subleases in exchange for certain payments and the orderly return of such vehicles to Hertz. In addition, the Simply Wheelz Purchase Agreement, the Simply Wheelz Support Agreement and the Simply Wheelz Credit Agreement, which had no amounts outstanding at the time, were terminated.

Note 6—Debt

The Company's debt consists of the following (in millions):

Facility	Average Interest Rate at December 31, 2014(1)	Fixed or Floating Interest Rate	Maturity	December 31, 2014	December 31, 2013
Corporate Debt
Senior Term Facility	3.68%	Floating	3/2018	$2,083	$2,104
Senior ABL Facility	2.83%	Floating	3/2016 - 3/2017	344	289
Senior Notes(2)	6.58%	Fixed	4/2018–10/2022	3,900	3,900
Promissory Notes	7.00%	Fixed	1/2028	27	49
Other Corporate Debt	3.86%	Floating	Various	74	77
Unamortized Net Premium				3	3
Total Corporate Debt				6,431	6,422
Fleet Debt
HVF U.S. ABS Program
HVF U.S. Fleet Variable Funding Notes:
HVF Series 2009-1(3)	N/A	N/A	N/A	—	60
				—	60
HVF U.S. Fleet Medium Term Notes
HVF Series 2009-2(3)	5.38%	Fixed	3/2013–3/2015	404	808
HVF Series 2010-1(3)	4.23%	Fixed	2/2014–2/2018	490	577
HVF Series 2011-1(3)	3.04%	Fixed	3/2015–3/2017	414	598
HVF Series 2013-1(3)	1.68%	Fixed	8/2016–8/2018	950	950
				2,258	2,933

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility	Average Interest Rate at December 31, 2014(1)	Fixed or Floating Interest Rate	Maturity	December 31, 2014	December 31, 2013
RCFC U.S. ABS Program
RCFC Series 2011-1 Notes(3)(4)	2.81%	Fixed	2/2015	167	500
RCFC Series 2011-2 Notes(3)(4)	3.21%	Fixed	2/2015	266	400
				433	900
HVF II U.S. ABS Program
HVF II U.S. Fleet Variable Funding Notes:
HVF II Series 2013-A(3)	1.09%	Floating	10/2016	1,999	2,380
HVF II Series 2013-B(3)	1.09%	Floating	10/2016	976	585
HVF II Series 2014-A(3)	1.39%	Floating	10/2016	869	—
				3,844	2,965
Donlen ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-1 Notes(3)	N/A	N/A	N/A	—	280
HFLF Series 2013-2 Notes(3)	1.01%	Floating	9/2016	247	206
				247	486
HFLF Medium Term Notes
HFLF Series 2013-3 Notes(3)	0.78%	Floating	9/2016–11/2016	500	500
HFLF Series 2014-1 Notes(3)	0.67%	Floating	12/2016–3/2017	400	—
				900	500
Other Fleet Debt
U.S. Fleet Financing Facility	2.92%	Floating	3/2017	164	153
European Revolving Credit Facility	2.61%	Floating	10/2017	304	303
European Fleet Notes	4.375%	Fixed	1/2019	517	584
European Securitization(3)	1.98%	Floating	10/2016	270	281
Hertz-Sponsored Canadian Securitization(3)	2.18%	Floating	10/2016	105	89
Dollar Thrifty-Sponsored Canadian Securitization(3)(4)	2.19%	Floating	10/2016	40	38
Australian Securitization(3)	4.28%	Floating	12/2016	112	111
Brazilian Fleet Financing Facility	15.50%	Floating	10/2015	11	12
Capitalized Leases	3.82%	Floating	2/2015 - 10/2017	364	385
Unamortized Premium (Discount)				(7)	6
				1,880	1,962
Total Fleet Debt				9,562	9,806
Total Debt				$15,993	$16,228
N/A - Not Applicable

(1)	As applicable, reference is to the December 31, 2014 weighted average interest rate (weighted by principal balance).

(2)
References to the Company's "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below. As of December 31, 2014 and December 31, 2013, the outstanding principal amount for each such series of the Senior Notes is also specified below.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Outstanding Principal
Senior Notes	December 31, 2014	December 31, 2013
4.25% Senior Notes due April 2018	$250	$250
7.50% Senior Notes due October 2018	700	700
6.75% Senior Notes due April 2019	1,250	1,250
5.875% Senior Notes due October 2020	700	700
7.375% Senior Notes due January 2021	500	500
6.25% Senior Notes due October 2022	500	500
	$3,900	$3,900

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

(4)	RCFC U.S. ABS Program and the Dollar Thrifty-Sponsored Canadian Securitization represent fleet debt assumed in connection with the Dollar Thrifty acquisition on November 19, 2012.

Maturities

The nominal amounts of maturities of debt for each of the twelve-month periods ending December 31 are as follows:

(In millions)	2015	2016	2017	2018	2019	After 2019
Corporate Debt	$32	$62	$346	$2,981	$1,258	$1,749
Fleet Debt	1,907	5,535	880	731	516	—
Total	$1,939	$5,597	$1,226	$3,712	$1,774	$1,749

The Company is highly leveraged and a substantial portion of its liquidity needs arise from debt service on its indebtedness and from the funding of its costs of operations, acquisitions and capital expenditures. The Company believes that cash generated from operations and cash received on the disposal of vehicles and equipment, together with amounts available under various committed liquidity facilities will be adequate to permit the Company to meet its debt maturities over the next twelve months.

Corporate Debt

Senior Credit Facilities

Senior Term Facility: In March 2011, Hertz entered into a credit agreement that initially provided for a $1,400 million term loan, or as amended, the ‘‘Senior Term Facility.’’ In addition, the Senior Term Facility includes a separate incremental pre-funded synthetic letter of credit facility in an aggregate principal amount of $200 million. Subject to the satisfaction of certain conditions and limitations, the Senior Term Facility allows for the incurrence of incremental term and/or revolving loans.

In October 2012, Hertz entered into an Incremental Commitment Amendment to the Senior Term Facility which provided for commitments for term loans of up to $750 million, or the "Incremental Term Loans," under the Senior Term Facility. Contemporaneously with the consummation of the Dollar Thrifty acquisition, the Incremental Term Loans were fully drawn and the proceeds therefrom were used in connection with funding the Dollar Thrifty acquisition. The Incremental Term Loans are secured by the same collateral and guaranteed by the same guarantors as the term loans under the Senior Term Facility and all such loans mature in March 2018.

In April 2013, Hertz entered into an Amendment No. 2, or "Amendment No. 2," to the Senior Term Facility, primarily to reduce the interest rate applicable to a portion of the outstanding term loans under the Senior Term Facility. Pursuant to Amendment No. 2, certain of the existing lenders under the Senior Term Facility converted their existing Tranche B

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Term Loans into tranche B-2 term loans, or the “Tranche B-2 Term Loans”, in an aggregate principal amount, along with new loans advanced by certain new lenders, of approximately $1,372 million. The proceeds of Tranche B-2 Term Loans advanced by the new lenders were used to prepay in full all of the Tranche B Term Loans that were not converted into Tranche B-2 Term Loans. Except as described below, the Tranche B-2 Term Loans bear interest at a floating rate measured by reference to, at Hertz's option, either (i) an adjusted London Inter-Bank Offered Rate, or "LIBOR", not less than 0.75% plus a borrowing margin of 2.25% per annum or (ii) an alternate base rate plus a borrowing margin of 1.25% per annum. The terms and conditions of the new Tranche B-2 Term Loans with respect to maturity, collateral, and covenants are otherwise unchanged compared to the Tranche B Term Loans.

In December 2014, Hertz entered into an Amendment and Waiver (the “Amendment and Waiver”) to the Senior Term Facility. The waiver set forth in the Amendment and Waiver defers Hertz’s requirement to furnish certain financial statements within certain time periods set forth in the documentation of the Senior Term Facility, as well as waives defaults arising directly or indirectly from (i) the delay in providing such financial statements and (ii) the restatement of Hertz’s 2011, 2012 and 2013 financial statements. The waiver is effective with respect to the non-delivery of the subject financial statements through December 31, 2015, provided that after June 30, 2015 such waiver will terminate if Hertz’s failure to furnish such financial statements results in Hertz being prohibited from drawing funds under the Senior ABL Facility (as defined below), after giving effect to all amendments and waivers with respect to the Senior ABL Facility in effect as of such date.

The Amendment and Waiver increases the interest rates payable on the term loans and credit linked deposits during the period from December 15, 2014 through but excluding the date on which Hertz has furnished all financial statements then due to be delivered under the terms of the Senior Term Facility. During such period, (A) the Tranche B Term Loans and the Tranche B-1 Term Loans will bear interest at a floating rate measured by reference to, at Hertz’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.00% per annum or (ii) an alternate base rate plus a borrowing margin of 2.00% per annum, and (B) the Tranche B-2 Term Loans will bear interest at a floating rate measured by reference to, at Hertz’s option, either (i) an adjusted LIBOR not less than 0.75% plus a borrowing margin of 2.75% per annum or (ii) an alternate base rate plus a borrowing margin of 1.75% per annum. From and after the date on which Hertz has furnished all financial statements then due to be delivered under the terms of the Senior Term Facility, (A) the Tranche B Term Loans and the Tranche B-1 Term Loans will bear interest at a floating rate measured by reference to, at Hertz’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 2.75% per annum or (ii) an alternate base rate plus a borrowing margin of 1.75% per annum, and (B) the Tranche B-2 Term Loans will bear interest at a floating rate measured by reference to, at Hertz’s option, either (i) an adjusted LIBOR not less than 0.75% plus a borrowing margin of 2.25% per annum or (ii) an alternate base rate plus a borrowing margin of 1.25% per annum.

Senior ABL Facility: In March 2011, Hertz, HERC, and certain other of its subsidiaries entered into a credit agreement that initially provided for aggregate maximum borrowings of $1,800 million (subject to borrowing base availability) on a revolving basis under an asset-based revolving credit facility, or as amended, the “Senior ABL Facility.” Up to $1,500 million of the Senior ABL Facility was initially available for the issuance of letters of credit, subject to certain conditions including issuing lender participation. Subject to the satisfaction of certain conditions and limitations, the Senior ABL Facility allows for the addition of incremental revolving and/or term loan commitments.

In July 2013, the Company increased the aggregate maximum borrowings under the Senior ABL Facility by $65 million (subject to borrowing base availability).

In October 2014, Hertz entered into an agreement to amend certain terms of the Senior ABL Facility. The amendment, among other things (i) extends the commitment period of $1,668 million of aggregate maximum borrowing capacity under the Senior ABL Facility to March 2017, with the remaining $198 million of aggregate maximum borrowing capacity under the Senior ABL Facility, expiring, as previously scheduled, in March 2016 and (ii) provides for an increase in aggregate maximum borrowing capacity under the Senior ABL Facility of $235 million, such that (a) prior to March 2016, aggregate maximum borrowing capacity will be $2,100 million and (b) after March 2016, aggregate maximum borrowing capacity will be $1,903 million (in each case, subject to borrowing base availability).

The Company refers to the Senior Term Facility and the Senior ABL Facility together as the “Senior Credit Facilities.” Hertz's obligations under the Senior Credit Facilities are guaranteed by its immediate parent (Hertz Investors, Inc.)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and certain of its direct and indirect U.S. subsidiaries (subject to certain exceptions, including Hertz International Limited, which ultimately owns entities carrying on most of its international operations, and subsidiaries involved in the HVF U.S. Asset-Backed Securities, or "ABS," Program, the HVF II U.S. ABS Program, the Donlen ABS Program and the RCFC U.S. ABS Program). In addition, the obligations of the “Canadian borrowers” under the Senior ABL Facility are guaranteed by their respective subsidiaries, subject to certain exceptions.

The lenders under the Senior Credit Facilities have been granted a security interest in substantially all of the tangible and intangible assets of the borrowers and guarantors under those facilities, including pledges of the stock of certain of their respective U.S. subsidiaries (subject, in each case, to certain exceptions, including certain vehicles). Each of the Senior Credit Facilities permits the incurrence of future indebtedness secured on a basis either equal to or subordinated to the liens securing the applicable Senior Credit Facility or on an unsecured basis. In February 2013 and March 2013, the Company added Dollar Thrifty and certain of its subsidiaries as guarantors under certain of its debt instruments and credit facilities, including the Senior Term Facility and in February 2014, the Company added Firefly Rent A Car LLC as a guarantor under certain of its debt instruments and credit facilities, including the Senior Term Facility.

The Company refers to Hertz and its subsidiaries as the Hertz credit group. The Senior Credit Facilities contain a number of covenants that, among other things, limit or restrict the ability of the Hertz credit group to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make dividends and other restricted payments (including to the parent entities of Hertz and other persons), create liens, make investments, make acquisitions, engage in mergers, change the nature of their business, engage in certain transactions with affiliates that are not within the Hertz credit group or enter into certain restrictive agreements limiting the ability to pledge assets.

Under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of December 31, 2014, the Company was not subject to such contractually specified fixed charge coverage ratio.

Covenants in the Senior Term Facility restrict payment of cash dividends to any parent of Hertz, including Hertz Holdings, with certain exceptions, including: (i) in an aggregate amount not to exceed 1% of the greater of a specified minimum amount and the consolidated tangible assets of the Hertz credit group (which payments are deducted in determining the amount available as described in the next clause (ii)), (ii) in additional amounts up to a specified available amount determined by reference to, among other things, an amount set forth in the Senior Term Facility plus 50% of net income from January 1, 2011 to the end of the most recent fiscal quarter for which financial statements of Hertz are available (less certain investments) and (iii) in additional amounts not to exceed the amount of certain equity contributions made to Hertz.

Covenants in the Senior ABL Facility restrict payment of cash dividends to any parent of Hertz, including Hertz Holdings, except in an aggregate amount, taken together with certain investments, acquisitions and optional prepayments, not to exceed $200 million. Hertz may also pay additional cash dividends under the Senior ABL Facility so long as, among other things, (a) no specified default then exists or would arise as a result of making such dividends, (b) there is at least $200 million of liquidity under the Senior ABL Facility after giving effect to the proposed dividend, and (c) either (i) if such liquidity is less than $400 million immediately after giving effect to the making of such dividends, Hertz is in compliance with a specified fixed charge coverage ratio, or (ii) the amount of the proposed dividend does not exceed the sum of (x) 1% of tangible assets plus (y) a specified available amount determined by reference to, among other things, 50% of net income from January 1, 2011 to the end of the most recent fiscal quarter for which financial statements of Hertz are available plus (z) a specified amount of certain equity contributions made to Hertz.

See Note 20, "Subsequent Events" regarding additional waivers related to the Senior ABL Facility.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Notes

In September 2010, Hertz issued $700 million aggregate principal amount of the 7.50% Senior Notes due 2018, in December 2010, Hertz issued $500 million aggregate principal amount of the 7.375% Senior Notes due 2021, in February 2011, Hertz issued $1,000 million aggregate principal amount of the 6.75% Senior Notes due 2019, and in March 2012, Hertz issued an additional $250 million aggregate principal amount of the 6.75% Senior Notes due 2019.

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

In March 2013, Hertz issued $250 million in aggregate principal amount of 4.25% Senior Notes due 2018. The proceeds of this March 2013 offering were used by Hertz to replenish a portion of its liquidity, after having dividended $467 million in available liquidity to Hertz Holdings, which was used to repurchase 23 million shares of Hertz Holdings common stock.

Hertz's obligations under the indentures for the Senior Notes are guaranteed by each of its direct and indirect U.S. subsidiaries that are guarantors under the Senior Term Facility. The guarantees of all of the Subsidiary Guarantors may be released to the extent such subsidiaries no longer guarantee the Company's Senior Credit Facilities in the U.S.

HERC may also be released from its guarantee under the outstanding Senior Notes at any time at which no event of default under the related indenture has occurred and is continuing, notwithstanding that HERC may remain a subsidiary of Hertz. In February 2013 and March 2013, the Company added Dollar Thrifty and certain of its subsidiaries as guarantors under certain of its debt instruments and credit facilities including the Senior Notes and in February 2014, the Company added Firefly Rent A Car LLC as a guarantor under certain of its debt instruments and credit facilities, including the Senior Notes.

The indentures for the Senior Notes contain covenants that, among other things, limit or restrict the ability of the Hertz credit group to incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions to parent entities of Hertz and other persons outside of the Hertz credit group), make investments, create liens, transfer or sell assets, merge or consolidate, and enter into certain transactions with Hertz's affiliates that are not members of the Hertz credit group. These covenants also restrict Hertz Holdings and certain of its subsidiaries from redeeming stock or making loans, advances, dividends, distributions or other restricted payments to any entity that is not a member of the Hertz credit group, subject to certain exceptions.

The Company's failure to file certain quarterly and annual reports required under the Exchange Act resulted in the occurrence of various potential defaults under the indentures for the Senior Notes. With respect to each such indenture, the Company has 60 days following its receipt of a notice of default from the trustee or the requisite noteholders under such indenture to remedy such default, after which such failure would become an event of default under such indenture.

See Note 20, "Subsequent Events" regarding waivers related to the Senior Notes.

Promissory Notes

References to the Company's “Promissory Notes” relate to its promissory notes issued under three separate indentures prior to the acquisition of all of Hertz's common stock on December 21, 2005, by the Sponsors.

Fleet Debt

The governing documents of certain of the fleet debt financing arrangements specified below contain covenants that, among other things, significantly limit or restrict (or upon certain circumstances may significantly restrict or prohibit)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the ability of the borrowers, and the guarantors if applicable, to make certain restricted payments (including paying dividends, redeeming stock, making other distributions, loans or advances) to Hertz Holdings and Hertz, whether directly or indirectly.

HVF II U.S. ABS Program

In November 2013, Hertz established a securitization platform, the HVF II U.S. ABS Program, designed to facilitate its financing activities relating to the vehicle fleet used by Hertz in the U.S. daily car rental operations of its Hertz, Dollar, Thrifty and Firefly brands. Hertz Vehicle Financing II LP, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz, or “HVF II,” is the issuer under the HVF II U.S. ABS Program. HVF II has entered into a base indenture that permits it to issue term and revolving rental car asset-backed securities, secured by one or more shared or segregated collateral pools consisting primarily of portions of the rental car fleet used in its U.S. car rental operations and contractual rights related to such vehicles that have been allocated as the ultimate indirect collateral for HVF II's financings. HVF II uses proceeds from its note issuances to make loans to Hertz Vehicle Financing LLC, or "HVF," pursuant to the HVF Series 2013-G1 Supplement (the “HVF Series 2013-G1 Notes”) and Rental Car Finance Corp., or "RCFC," pursuant to the RCFC Series 2010-3 Supplement (the "RCFC Series 2010-3 Notes"), in each case on a continuing basis.

The assets of HVF II and HVF II GP Corp. are owned by HVF II and HVF II GP Corp., respectively, and are not available to satisfy the claims of Hertz’s general creditors.
References to the “HVF II U.S. ABS Program” include HVF II’s U.S. Fleet Variable Funding Notes and HVF II U.S. Fleet Medium Term Notes.

HVF II U.S. Fleet Variable Funding Notes

References to the “HVF II U.S. Fleet Variable Funding Notes” include the HVF II Series 2013-A Notes, the HVF II Series 2013-B Notes and the HVF II Series 2014-A Notes.

In connection with the establishment of the HVF II U.S. ABS Program, HVF II executed a $3,175 million committed financing arrangement, allocated between the HVF II Series 2013-A Notes and the HVF II Series 2013-B Notes, each of which ultimately are backed by segregated collateral pools.

The initial aggregate maximum principal amount of the HVF II Series 2013-A Notes was $2,575 million (subject to borrowing base availability). The initial aggregate maximum principal amount of the HVF II Series 2013-B Notes was $600 million (subject to borrowing case availability). The HVF II Series 2013-A Notes allow for approximately $900 million of aggregate maximum principal amount of such notes to be transitioned to the aggregate maximum principal amount of HVF II Series 2013-B Notes and the HVF II Series 2013-B Notes allow for all of the aggregate maximum principal amount of such notes to be transitioned to the HVF II Series 2013-A Notes (in each case, subject to borrowing base availability).

The net proceeds from the sale of the HVF II Series 2013-A Notes were used to refinance nearly all of the outstanding Series 2009-1 Variable Funding Rental Car Asset-Backed Notes previously issued by HVF, the collateral for which consisted primarily of a substantial portion of the rental car fleet used in Hertz’s and certain of its subsidiaries’ U.S. car rental operations. No commitments remain available under the HVF Series 2009-1 Notes and there are no longer any HVF Series 2009-1 Notes outstanding.

The net proceeds from the sale of the HVF II Series 2013-B Notes were used to refinance the Series 2010-3 Variable Funding Rental Car Asset-Backed Notes previously issued by RCFC, the collateral for which consisted primarily of a substantial portion of the rental car fleet used in Dollar Thrifty’s and certain of its affiliates’ U.S. car rental operations.

In July 2014, HVF II executed a $1,000 million committed financing arrangement, the “Series 2014-A Variable Funding Rental Car Asset-Backed Notes," or the “HVF II Series 2014-A Notes”, backed by the same collateral pool that supports the HVF II Series 2013-A Notes. The initial aggregate maximum principal amount of the HVF II Series 2014-A Notes was $1,000 million (subject to borrowing base availability).

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2014, HVF II entered into various agreements to amend certain terms of the HVF II Series 2013-A Notes and the HVF II Series 2013-B Notes. The amendments, among other things, extended the maturity of each facility to October 2016. In addition, HVF II transitioned $250 million of commitments available under the HVF II Series 2013-A Notes to the HVF II Series 2013-B Notes, such that after giving effect to such transitions the aggregate maximum principal amount of the HVF II Series 2013-A Notes and the HVF II Series 2013-B Notes were $2,447 million and $878 million, respectively (in each case, subject to borrowing base availability).

Also in October 2014, HVF II amended the terms of its HVF II Series 2014-A Notes, originally issued in July 2014, to provide for, among other things, (i) an extension of the maturity of the HVF II Series 2014-A Notes to October 2016 and (ii) an increase in aggregate maximum borrowing capacity under the HVF II Series 2014-A Notes from $1,000 million to $3,250 million (subject to borrowing base availability). The HVF II Series 2014-A Notes contain a commitment step-up feature that increased borrowing capacity from $1,000 million to $3,250 million (subject to borrowing base availability) by February 2015. Additionally, the HVF II Series 2014-A Notes contain provisions requiring the commitments to be terminated based on the volume of specified debt issued by Hertz or certain of its subsidiaries. These mandatory commitment termination provisions do not apply until at least $1,500 million of such specified debt has been issued.

In December 2014, HVF II transitioned approximately $147 million of commitments available under the HVF II Series 2013-A Notes to the HVF II Series 2013-B Notes, such that after giving effect to such transition the aggregate maximum principal amount of the HVF II Series 2013-A Notes and the HVF II Series 2013-B Notes were $2,300 million and $1,025 million, respectively (in each case, subject to borrowing base availability).

The HVF II financing platform also provides for the issuance from time to time of medium term asset-backed notes and is expected to serve as Hertz’s primary rental car securitization platform in the U.S. going forward.

See Note 20, "Subsequent Events" regarding additional waivers related to the HVF II U.S. Fleet Variable Funding Notes.

HVF II U.S. Fleet Medium Term Notes

See Note 20, "Subsequent Events" regarding the issuance of HVF II U.S. Fleet Medium Term Notes.

HVF U.S. Fleet ABS Program

HVF, a bankruptcy remote, direct, wholly-owned, special purpose subsidiary of Hertz, is the issuer under the HVF U.S. ABS Program. HVF has entered into a base indenture that permits it to issue term and revolving rental car asset-backed securities, secured by one or more shared or segregated collateral pools consisting primarily of a substantial portion of the rental car fleet used in its U.S. car rental operations and contractual rights related to such vehicles that have been allocated as collateral for HVF's financings. Prior to the establishment of the HVF II financing platform, the HVF U.S. ABS Program served as Hertz's primary rental car securitization platform in the U.S.

References to the “HVF U.S. ABS Program” include HVF's U.S. Fleet Variable Funding Notes together with HVF's U.S. Fleet Medium Term Notes.

HVF U.S. Fleet Variable Funding Notes

References to the “HVF U.S. Fleet Variable Funding Notes” include HVF's Series 2009-1 Variable Funding Rental Car Asset-Backed Notes, as amended, or the “HVF Series 2009-1 Notes."

In May and August 2013, HVF amended the HVF Series 2009-1 Notes to permit aggregate maximum borrowings of $2,739 million (subject to borrowing base availability) and to extend the expected final maturity date to June 2014, respectively. In November 2013, the net proceeds from the sale of the HVF II Series 2013-A Notes were used to refinance nearly all of the outstanding HVF Series 2009-1 Notes. In connection therewith, HVF amended the HVF Series 2009-1 Notes to permit aggregate maximum borrowings of $150 million (subject to borrowing base availability).

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2013, HVF amended the HVF Series 2009-1 Notes primarily to conform the terms thereof to the terms of HVF II’s Series 2013-A Notes.

In July 2014, the remaining $150 million of commitments available under the HVF Series 2009-1 Notes were transitioned to the HVF II U.S. ABS Program, with approximately $122 million of such commitments allocated to the HVF II Series 2013-A Notes and $28 million of such commitments allocated to the HVF II Series 2013-B Notes, such that after giving effect to such transition the aggregate maximum principal amount of the HVF II Series 2013-A Notes and the HVF II Series 2013-B Notes were $2,697 million and $628 million, respectively (in each case, subject to borrowing base availability.) No commitments remain available under the HVF Series 2009-1 Notes and there are no longer any HVF Series 2009-1 Notes outstanding.

HVF U.S. Fleet Medium Term Notes

References to the “HVF U.S. Fleet Medium Term Notes” include HVF's Series 2009-2 Notes, Series 2010-1 Notes, Series 2011-1 Notes and Series 2013-1 Notes, collectively.

HVF Series 2009-2 Notes: In October 2009, HVF issued the Series 2009-2 Rental Car Asset Back Notes, Class A, or the “HVF Series 2009-2 Class A Notes,” in an aggregate original principal amount of $1,200 million. In June 2010, HVF issued the Subordinated Series 2009-2 Rental Car Asset-Backed Notes, Class B, or the “HVF Series 2009-2 Class B Notes,” and together with the Series 2009-2 Class A, or the “HVF Series 2009-2 Notes,” in an aggregate original principal amount of $184 million.

HVF Series 2010-1 Notes: In July 2010, HVF issued the Series 2010-1 Rental Car Asset-Backed Notes, or the “HVF Series 2010-1 Notes,” in an aggregate original principal amount of $750 million.

HVF Series 2011-1 Notes: In June 2011, HVF issued the Series 2011-1 Rental Car Asset-Backed Notes, or the “HVF Series 2011-1 Notes,” in an aggregate original principal amount of $598 million.

HVF Series 2013-1 Notes: In January 2013, HVF issued $950 million in an aggregate original principal amount of three year and five year Series 2013-1 Rental Car Backed Notes, Class A and Class B, or the "HVF Series 2013-1 Notes," collectively.

See Note 20, "Subsequent Events" regarding additional waivers related to the HVF U.S. Fleet Medium Term Notes.

RCFC U.S. ABS Program

RCFC became a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz when Hertz acquired Dollar Thrifty. RCFC is the issuer under the RCFC U.S. ABS Program. RCFC has entered into a base indenture that permits it to issue term and revolving rental car asset-backed securities secured by one or more shared or segregated collateral pools consisting primarily of portions of the rental car fleet used in Hertz's, Dollar Thrifty's and Firefly's U.S. car rental operations and contractual rights related to such vehicles that have been allocated as the collateral for RCFC's financings.

References to the “RCFC U.S. ABS Program” include RCFC's U.S. Fleet Variable Funding Notes together with RCFC's U.S. Fleet Medium Term Notes.

RCFC U.S. Fleet Variable Funding Notes

References to the “RCFC U.S. Fleet Variable Funding Notes” are to the RCFC Series 2010-3 Variable Funding Rental Car Asset-Backed Notes, as amended, or the “RCFC Series 2010-3 Notes.” In November 2013, the net proceeds from the sale of the HVF II Series 2013-B Notes were used to refinance the RCFC Series 2010-3 Notes. Following the establishment of the HVF II platform described herein, HVF II became the sole noteholder of the RCFC Series 2010-3 Notes and such notes became part of the overall HVF II transaction structure as further described in the "HVF II U.S. ABS Program" section of this footnote.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RCFC U.S. Fleet Medium Term Notes

References to the “RCFC U.S. Fleet Medium Term Notes” include RCFC's Series 2011-1 Notes and RCFC's Series 2011-2 Notes, collectively.

RCFC Series 2011-1 Notes: In July 2011, RCFC issued the Series 2011-1 Rental Car Asset-Backed Notes, or the “RCFC Series 2011-1 Notes,” in an aggregate original principal amount of $500 million.

RCFC Series 2011-2 Notes: In October 2011, RCFC issued the Series 2011-2 Rental Car Asset-Backed Notes, or the “RCFC Series 2011-2 Notes,” in an aggregate original principal amount of $400 million.

See Note 20, "Subsequent Events" regarding the repayment of the RCFC U.S. Fleet Medium Term Notes.

Donlen ABS Program

Hertz Fleet Lease Funding LP, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Donlen, or “HFLF,” is the issuer under the Donlen U.S. ABS Program. HFLF has entered into a base indenture that permits it to issue term and revolving fleet lease asset-backed securities. HFLF uses proceeds from its note issuances to make loans to DNRS II LLC, a bankruptcy remote, direct, wholly-owned, special purpose subsidiary of Donlen, pursuant to a loan agreement, on a continuing basis. Donlen utilizes the HFLF securitization platform to finance its U.S. fleet leasing operations.

References to the “Donlen ABS Program” include HFLF’s Variable Funding Notes together with HFLF’s Medium Term Notes.

HFLF Variable Funding Notes

HFLF Series 2013-1 Notes and HFLF Series 2013-2 Notes: In connection with the establishment of the HFLF financing platform, in September 2013 HFLF executed a $1,100 million committed financing arrangement, comprised of a one year variable funding note facility with an expected maturity date in September 2014, or the “HFLF Series 2013-1 Notes,” and a two year variable funding note facility with an expected maturity date in September 2015, or the “HFLF Series 2013-2 Notes.” The proceeds of the HFLF Series 2013-1 Notes and the HFLF Series 2013-2 Notes were used to refinance the GN Funding II L.L.C. facility, which was due to mature and the GN Funding II L.L.C. facility was terminated.

The notes issued by HFLF are ultimately backed by a special unit of beneficial interest in a pool of leases and the related vehicles.

In September 2014, $200 million of commitments available under the HFLF Series 2013-1 Notes expired in accordance with their terms. The HFLF Series 2013-2 Notes were upsized by $200 million providing for an aggregate maximum principal amount of the HFLF Series 2013-2 Notes of $400 million (subject to borrowing base availability). In connection therewith, the maturity date of the HFLF Series 2013-2 Notes was extended to September 2016. There are no HFLF Series 2013-1 Notes outstanding as of December 31, 2014.

HFLF Medium Term Notes

References to the “HFLF Medium Term Notes” include HFLF’s Series 2013-3 Notes and the HFLF Series 2014-1 Notes.

HFLF Series 2013-3 Notes: In November 2013, HFLF issued $500 million in aggregate principal amount of Series 2013-3 Floating Rate Asset-Backed Notes, Class A, Class B, Class C and Class D, or the "HFLF Series 2013-3 Notes," collectively. The net proceeds from the issuance of the HFLF Series 2013-3 Notes were used to repay a portion of amounts then-outstanding under the HFLF Series 2013-1 Notes and the HFLF Series 2013-2 Notes. The HFLF Series 2013-3 Notes are floating rate and carry an interest rate based upon a spread to one-month LIBOR.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HFLF Series 2014-1 Notes: In March 2014, HFLF issued $400 million in aggregate principal amount of Series 2014-1 Floating Rate Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E or the "HFLF Series 2014-1 Notes," collectively. The net proceeds from the issuance of the HFLF Series 2014-1 Notes were used to repay a portion of amounts then-outstanding under the HFLF Series 2013-1 Notes and the HFLF Series 2013-2 Notes. The HFLF Series 2014-1 Notes are floating rate and carry an interest rate based upon a spread to one-month LIBOR.

See Note 20, "Subsequent Events" regarding the issuance of additional HFLF Medium Term Notes.

Fleet Debt-Other

U.S. Fleet Financing Facility

In September 2006, Hertz and Puerto Ricancars, Inc., a Puerto Rican corporation and wholly-owned indirect subsidiary of Hertz, or “PR Cars,” entered into a credit agreement that provides for aggregate maximum borrowings of $165 million (subject to borrowing base availability) on a revolving basis under an asset-based revolving credit facility, or the “U.S. Fleet Financing Facility.” The U.S. Fleet Financing Facility is the primary fleet financing for its car rental operations in Hawaii, Kansas, Puerto Rico and the U.S. Virgin Islands.

The obligations of each of Hertz and PR Cars under the U.S. Fleet Financing Facility are guaranteed by certain of Hertz's direct and indirect U.S. subsidiaries. In addition, the obligations of PR Cars under the U.S. Fleet Financing Facility are guaranteed by Hertz. The lenders under the U.S. Fleet Financing Facility have been granted a security interest primarily in the owned rental car fleet used in its car rental operations in Hawaii, Puerto Rico and the U.S. Virgin Islands and certain contractual rights related to rental vehicles in Kansas, Hawaii, Puerto Rico and the U.S. Virgin Islands.

In November 2014, the U.S. Fleet Financing Facility was amended to extend the maturity of such facility from September 2015 to March 2017.

See Note 20, "Subsequent Events" regarding additional waivers related to the U.S. Fleet Financing Facility.

European Revolving Credit Facility and European Fleet Notes

In June 2010, Hertz Holdings Netherlands B.V., an indirect wholly-owned subsidiary of Hertz organized under the laws of The Netherlands, or “HHN BV,” entered into a credit agreement that provided for initial aggregate maximum borrowings of €220 million (subject to borrowing base availability) on a revolving basis under an asset-based revolving credit facility, or the “European Revolving Credit Facility,” and issued the 8.50% Senior Secured Notes due March 2015, or the “Former European Fleet Notes,” in an aggregate original principal amount of €400 million. References to the “European Fleet Debt” include HHN BV's European Revolving Credit Facility and the European Fleet Notes, collectively.

In November 2013, HHN BV issued the 4.375% Senior Notes due January 2019, or the “European Fleet Notes,” in an aggregate original principal amount of €425 million. Proceeds of the issuance of the European Fleet Notes were used to redeem all of the then-outstanding Former European Fleet Notes. Also, HHN BV amended and restated its European Revolving Credit Facility. The amendments to the European Revolving Credit Facility reflect, among other things, the redemption of the Former European Fleet Notes and certain other updates that conform to the provisions of the Senior Credit Facilities.

In July 2014, HHN BV amended the European Revolving Credit Facility to provide for aggregate maximum borrowings of up to the equivalent of an additional €120 million, subject to borrowing base availability, for a seasonal commitment period through December 2014.

In October 2014, HHN BV entered into an amendment agreement pursuant to which certain terms of the European Revolving Credit Facility were amended to provide for, among other things, (i) an extension of the maturity of the European Revolving Credit Facility from June 2015 to October 2017 and (ii) an increase in aggregate maximum

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

borrowings available under the European Revolving Credit Facility from €220 million to €250 million (subject to borrowing base availability).

The European Fleet Debt is the primary fleet financing for the Company's car rental operations in Germany, Italy, Spain, Belgium, New Zealand and Luxembourg and finances a portion of its assets in the United Kingdom, France and The Netherlands, and may be expanded to provide fleet financing in Australia, Canada, France, The Netherlands and Switzerland.

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

The Company's failure to file certain quarterly and annual reports required under the Exchange Act resulted in the occurrence of various potential defaults under the indenture for the European Fleet Notes. With respect to such indenture, the Company has 60 days following its receipt of a notice of default from the trustee or the requisite noteholders under such indenture to remedy such default, after which such failure would become an event of default under such indenture.

See Note 20, "Subsequent Events" regarding a seasonal increase to the aggregate maximum borrowing under and additional waivers related to the European Revolving Credit Facility.

European Securitization

In July 2010, certain of the Company's foreign subsidiaries entered into a facility agreement that provides for aggregate maximum borrowings of €400 million (subject to borrowing base availability) on a revolving basis under an asset-backed securitization facility, or the “European Securitization.” The European Securitization is the primary fleet financing for its car rental operations in France and The Netherlands. The lenders under the European Securitization have been granted a security interest primarily in the owned rental car fleet used in its car rental operations in France and The Netherlands and certain contractual rights related to such vehicles.

In March 2014, the maturity date of the European Securitization was extended from July 2014 to July 2015.

In October 2014, the Company entered into an amendment agreement pursuant to which certain terms of the European Securitization were amended. The amendment provides for, among other things, an extension of the maturity of the European Securitization from July 2015 to October 2016.

See Note 20, "Subsequent Events" regarding additional waivers related to the European Securitization.

Hertz Sponsored Canadian Securitization

In May 2007, certain of the Company's foreign subsidiaries entered into a facility agreement that initially provided for aggregate maximum borrowings of CAD $225 million (subject to borrowing base availability) on a revolving basis under an asset-backed securitization facility, or as amended, the “Canadian Securitization.” The Canadian Securitization is the primary fleet financing for its car rental operations in Canada. The lender under the Canadian Securitization has been granted an indirect security interest primarily in the owned rental car fleet used in its car rental operations in Canada and certain contractual rights related to such vehicles as well as certain other assets owned by its entities connected to the financing.

In June 2013, the maturity date of the Canadian Securitization was extended to March 2014. In February 2014, the maturity date was extended to March 2015 and in October 2014, the maturity date was extended to October 2016.

See Note 20, "Subsequent Events" regarding additional waivers related to the Hertz Sponsored Canadian Securitization.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollar Thrifty Sponsored Canadian Securitization

In March 2012, certain foreign subsidiaries of Dollar Thrifty entered into a trust indenture that permits the issuance of term and revolving rental car asset-backed securities, the collateral for which consists primarily of the rental car fleet used in Dollar Thrifty’s Canadian car rental operations and contractual rights related to such vehicles. These subsidiaries became indirect wholly-owned subsidiaries of Hertz when Hertz acquired Dollar Thrifty.

Also in March 2012, these subsidiaries issued asset-backed variable funding notes that provide for aggregate maximum borrowings of CAD $150 million (subject to borrowing base availability) on a revolving basis, or the “Dollar Thrifty-Sponsored Canadian Securitization.” In February 2014, the maturity date was extended to March 2015 and in October, 2014, the maturity date was extended to October 2016.

See Note 20, "Subsequent Events" regarding additional waivers related to the Dollar Thrifty Sponsored Canadian Securitization.

Australian Securitization

In November 2010, certain of the Company's foreign subsidiaries entered into a facility agreement that provides for aggregate maximum borrowings of $250 million (subject to borrowing base availability) on a revolving basis under an asset-backed securitization facility, or the “Australian Securitization.” The Australian Securitization is the primary fleet financing for Hertz's car rental operations in Australia. The lender under the Australian Securitization has been granted a security interest primarily in the owned rental car fleet used in its car rental operations in Australia and certain contractual rights related to such vehicles.

In October 2014, the maturity date of the Australian Securitization was extended to December 2016.

See Note 20, "Subsequent Events" regarding additional waivers related to the Australian Securitization.

Brazilian Fleet Financing Facility

Through its Brazilian operating subsidiary, the Company is party to certain local financing arrangements, which are collateralized by certain of its assets, which the Company refers to as the "Brazilian Fleet Financing Facility."

In October 2013, the Company entered into a new Brazilian Fleet Financing Facility with a maturity date of October 2014. Proceeds from the new facility were used to repay the then-existing facility that was set to mature. In October 2014, the maturity date of the Brazilian Fleet Financing Facility was extended to October 2015.

Capitalized Leases

References to the “Capitalized Leases” include the capitalized lease financings outstanding in the United Kingdom, or the “U.K. Leveraged Financing,” Australia, The Netherlands and the U.S. The amount committed under the U.K. Leveraged Financing is the largest portion of the Capitalized Leases.

In May 2013, the U.K. Leveraged Financing was amended to create a commitment period running through October 2013 that provided for additional amounts available under the U.K. Leveraged Financing of £25 million (subject to asset availability).

In July 2014, the U.K. Leveraged Financing was amended to extend the final maturity date to February 2015 and to provide for aggregate maximum leasing capacity (subject to asset availability) of up to the equivalent of an additional £55 million for a seasonal commitment period through November 2014.

In October 2014, the U.K. Leveraged Financing was amended to, among other things, (i) extend the maturity to October 2017 and (ii) increase the aggregate maximum leasing capacity under the U.K. Leveraged Financing from £195 million to £225 million (subject to asset availability).

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

See Note 20, "Subsequent Events," regarding a seasonal increase to the maximum leasing capacity under, and additional waivers to, the U.K. Leveraged Financing.

Waivers

In January 2014, Hertz discovered that a requirement under the HVF II Series 2013-B Notes was unknowingly not met, resulting in the occurrence of an amortization event under the HVF II Series 2013-B Notes that also triggered amortization events under certain other series of its outstanding U.S. rental car variable funding notes. As a result of the amortization event, its ability to borrow under these notes was temporarily restricted at December 31, 2013. In January 2014, Hertz provided the required notices and obtained waivers from 100% of the noteholders required to waive and cure the related amortization events.

Due to the Company's accounting restatement, investigation and remediation activities, the Company failed to file certain quarterly and annual reports and certain of its subsidiaries failed to file statutory financial statements within certain time periods set forth in the documentation of various of its (and/or its special purpose subsidiaries') financing facilities which resulted in the occurrence of various potential and/or actual defaults and potential amortization events under certain of such financing facilities.

In May 2014, the Company and/or certain of its subsidiaries obtained waivers effective through June 15, 2014 from the requisite lenders or noteholders under the Senior ABL Facility, HVF II U.S. Fleet Variable Funding Notes, European Revolving Credit Facility, European Securitization, Hertz-Sponsored Canadian Securitization, Dollar Thrifty-Sponsored Canadian Securitization, U.K. Leveraged Financing, and its U.S. Fleet Financing Facility to waive the aforementioned events, as well as similar events that could arise from any restatement of annual and quarterly financial statements previously delivered by the Company and/or certain of its subsidiaries under such facilities, and provided the required notices to the various lenders or noteholders. In June 2014 and September 2014, the Company and/or certain of its subsidiaries obtained waivers, or extensions of waivers, effective through November 14, 2014. In connection with the refinancings consummated on October 31, 2014, the Company and/or certain of its subsidiaries obtained waivers, or extensions of waivers, under such facilities, as well as the Australian Securitization and various counterparties in respect of derivative transactions, in each case, through June 30, 2015.

In July 2014, the Company and/or certain of its subsidiaries obtained waivers from the requisite lenders of the HVF U.S. Fleet Medium Term Notes and RCFC U.S. Fleet Medium Term Notes to waive the aforementioned events, as well as similar events that could arise from any restatement of annual and quarterly financial statements previously delivered by the Company and/or certain of its subsidiaries under such facilities, and provided the required notices to the various lenders or noteholders. The waiver relating to Hertz's failure to furnish certain financial statements within certain time periods was effective through December 30, 2014. The Company's ability to remove cash from these ABS financing facilities was temporarily restricted during the period from May 2014 until mid July 2014 when the Company obtained such waivers. In December 2014, the Company obtained an extension of the waiver from the requisite lenders or noteholders of the HVF U.S. Fleet Medium Term Notes relating to Hertz's failure to furnish certain financial statements within certain time periods, effective through August 31, 2015, provided that after June 30, 2015 the waiver will terminate if Hertz's failure to furnish such financial statements results in (i) HVF II being prohibited from drawing funds under its HVF II U.S. Fleet Variable Funding Notes, or (ii) Hertz being prohibited from drawing funds the Senior ABL Facility, in each case after giving effect to all amendments and waivers in effect as of such date. The waiver obtained in connection with the RCFC U.S. Fleet Medium Term Notes expired on December 30, 2014 and thus its ability to remove cash from such financing facility was restricted as of December 31, 2014. See Note 20, "Subsequent Events" for details on the full repayment of the RCFC U.S. Fleet Medium Term Notes.

In December 2014, Hertz entered into an Amendment and Waiver (the “Amendment and Waiver”) relating to the Senior Term Facility. The waiver set forth in the Amendment and Waiver defers Hertz’s requirement to furnish certain financial statements within certain time periods set forth in the documentation of the Senior Term Facility, as well as waives defaults arising directly or indirectly from (1) the delay in providing such financial statements and (2) the restatement of Hertz’s 2011, 2012 and 2013 financial statements. The waiver is effective with respect to the non-delivery of the subject financial statements through December 31, 2015, provided that after June 30, 2015 such waiver will terminate if Hertz’s failure to furnish such financial statements results in Hertz being prohibited from drawing funds under the

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior ABL Facility, after giving effect to all amendments and waivers with respect to the Senior ABL Facility in effect as of such date.

The Amendment and Waiver increases the interest rates payable on the term loans and credit linked deposits during the period from December 15, 2014 through but excluding the date on which Hertz has furnished all financial statements then due to be delivered under the terms of the Senior Term Facility. During such period, (A) the Tranche B Term Loans and the Tranche B-1 Term Loans will bear interest at a floating rate measured by reference to, at Hertz’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.00% per annum or (ii) an alternate base rate plus a borrowing margin of 2.00% per annum, and (B) the Tranche B-2 Term Loans will bear interest at a floating rate measured by reference to, at Hertz’s option, either (i) an adjusted LIBOR not less than 0.75% plus a borrowing margin of 2.75% per annum or (ii) an alternate base rate plus a borrowing margin of 1.75% per annum. From and after the date on which Hertz has furnished all financial statements then due to be delivered under the terms of the Senior Term Facility, (A) the Tranche B Term Loans and the Tranche B-1 Term Loans will bear interest at a floating rate measured by reference to, at Hertz’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 2.75% per annum or (ii) an alternate base rate plus a borrowing margin of 1.75% per annum, and (B) the Tranche B-2 Term Loans will bear interest at a floating rate measured by reference to, at Hertz’s option, either (i) an adjusted LIBOR not less than 0.75% plus a borrowing margin of 2.25% per annum or (ii) an alternate base rate plus a borrowing margin of 1.25% per annum.

For so long as the waivers remain effective, any potential and/or actual defaults and potential amortization events ceased to exist and were deemed to have been cured for all purposes of the related transaction documents.

The Company and certain of its subsidiaries obtained additional waivers after December 31, 2014. See Note 20, "Subsequent Events," for additional information regarding such waivers.

Restricted Net Assets

As a result of the contractual restrictions on Hertz's or its subsidiaries' ability to pay dividends (directly or indirectly) under various terms of its debt, as of December 31, 2014, the restricted net assets of its subsidiaries exceeded 25% of its total consolidated net assets.

Financial Covenant Compliance

Under the terms of its Senior Term Facility and Senior ABL Facility, the Company is not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject Hertz to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of December 31, 2014, the Company was not subject to the fixed charge coverage ratio test.

Cash Restrictions

Certain amounts of cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under the Fleet Debt facilities and the Like-Kind Exchange Program ("LKE Program".) As of December 31, 2014 and December 31, 2013, the portion of total restricted cash and cash equivalents that was associated with the Fleet Debt facilities was $515 million and and $772 million, respectively. Restricted cash balances fluctuate based on the timing of purchases and sales of revenue earning vehicles and could also be impacted by the occurrence of an amortization event.

Borrowing Capacity and Availability

The Company's borrowing capacity and availability comes from its "revolving credit facilities," which are a combination of asset-backed securitization facilities and asset-based revolving credit facilities. Creditors under each of its revolving credit facilities have a claim on a specific pool of assets as collateral. The Company's ability to borrow under each revolving credit facility is a function of, among other things, the value of the assets in the relevant collateral pool. The Company refers to the amount of debt the Company can borrow given a certain pool of assets as the borrowing base.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company refers to "Remaining Capacity" as the maximum principal amount of debt permitted to be outstanding under the respective facility (i.e., the amount of debt the Company could borrow assuming the Company possessed sufficient assets as collateral) less the principal amount of debt then-outstanding under such facility. The Company refers to "Availability Under Borrowing Base Limitation" as the lower of Remaining Capacity or the borrowing base less the principal amount of debt then-outstanding under such facility (i.e., the amount of debt the Company could borrow given the collateral the Company possesses at such time).

As of December 31, 2014, the following facilities were available to the Company:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,142	$1,019
Total Corporate Debt	1,142	1,019
Fleet Debt
HVF II U.S. Fleet Variable Funding Notes	481	—
HFLF Variable Funding Notes	153	—
U.S. Fleet Financing Facility	26	19
European Securitization	214	2
Hertz-Sponsored Canadian Securitization	58	—
Dollar Thrifty-Sponsored Canadian Securitization	89	—
Australian Securitization	92	—
Capitalized Leases	42	3
Total Fleet Debt	1,155	24
Total	$2,297	$1,043

As of December 31, 2014, the Senior ABL Facility had $1,030 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Letters of Credit

As of December 31, 2014, there were outstanding standby letters of credit totaling $629 million. Of this amount, $613 million was issued under the Senior Credit Facilities. As of December 31, 2014, none of these letters of credit have been drawn upon.

Special Purpose Entities

Substantially all of the Company's revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of its lenders under its various credit facilities, other secured financings and asset-backed securities programs. None of such assets (including the assets owned by each of HVF II, HVF II GP Corp., HVF, RCFC, DNRS II LLC, HFLF, Donlen Trust and various international subsidiaries that facilitate its international securitizations) are available to satisfy the claims of its general creditors.

The Company consolidates all special purpose entities for which it is the primary beneficiary, some of which are variable interest entities whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of December 31, 2014 and 2013, its International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets of $427 million and $461 million, respectively, primarily comprised of loans receivable and revenue earning equipment, and total liabilities of $426 million and $460 million, respectively, primarily comprised of debt.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued Interest

As of December 31, 2014 and 2013, accrued interest was $95 million and $74 million, respectively, which is reflected in the Company's consolidated balance sheets in “Accrued liabilities.”

Note 7—Employee Retirement Benefits

Qualified U.S. employees, after completion of specified periods of service, are eligible to participate in The Hertz Corporation Account Balance Defined Benefit Pension Plan, or the “Hertz Retirement Plan,” a cash balance plan. Under this qualified Hertz Retirement Plan, the Company pays the entire cost and employees are not required to contribute. Some of its international subsidiaries have defined benefit retirement plans or participate in various insured or multiemployer plans. In certain countries, when the subsidiaries make the required funding payments, they have no further obligations under such plans. Company plans are generally funded, except for certain nonqualified U.S. defined benefit plans and in Germany and France, where unfunded liabilities are recorded. The Company also sponsors defined contribution plans for certain eligible U.S. and non-U.S. employees, where contributions are matched based on specific guidelines in the plans.

Effective December 31, 2014, the Company amended the Hertz Retirement Plan to permanently discontinue future benefit accruals and participation under the plan for non-union employees. The Company anticipates that, while compensation credits will no longer be provided under the Hertz Retirement Plan after 2014 for affected participants, interest credits will continue to be credited on existing participant account balances under the plan until benefits are distributed and service will continue to be recognized for vesting and retirement eligibility requirements.

In connection with the freezing of the Hertz Retirement Plan, the Company plans to increase employer contributions under the Company’s qualified 401(k) savings plan (the “401(k) Plan”). Effective January 1, 2015, eligible participants under the 401(k) Plan will receive a matching employer contribution to their 401(k) Plan account equal to (i) 100% of the first 3% of employee contributions made by such participant and (ii) 50% of the next 2% of employee contributions, with the total amount of such matching employer contribution to be completely vested, subject to applicable limits under the United States Internal Revenue Code. Certain eligible participants under the 401(k) Plan will also receive additional employer contribution amounts to their 401(k) Plan account depending on their years of service and age. The Company reserves the right to change its benefit offerings, at any time, in its discretion.

On October 22, 2014, the Company amended two non-qualified, unfunded pension plans. These two plans are The Hertz Corporation Benefit Equalization Plan, or “BEP,” and The Hertz Corporation Supplemental Executive Retirement Plan, or “SERP II.” Effective as of December 31, 2014, the Company permanently discontinued future benefit accruals and participation under the BEP and the SERP II. Service will continue to be recognized for vesting and retirement eligibility requirements under the BEP and SERP II.

Effective January 1, 2014, the Hertz Retirement Plan was amended to provide a maximum annual compensation credit equal to 5% of eligible compensation paid to all plan members who are hired or rehired before January 1, 2014, unless as of December 31, 2013 the member has at least 120 months of continuous service, in which case the member continues with an annual credit of 6.5%. All Hertz employees who are hired on or after January 1, 2014 and Dollar Thrifty employees who become plan members on or after January 1, 2014 were eligible for a flat 3% annual compensation credit, regardless of the member's number of months of continuous service.

The Company also sponsors postretirement health care and life insurance benefits for a limited number of employees with hire dates prior to January 1, 1990. The postretirement health care plan is contributory with participants' contributions adjusted annually. An unfunded liability is recorded. The Company also has a key officer postretirement car benefit plan that provides the use of a vehicle for retired Executive Vice Presidents and above who have a minimum of 20 years of service and who retired at age 58 or above. The assigned car benefit is available for 15 years postretirement or until the participant reaches the age of 80, whichever occurs last.

The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan, other postretirement benefit plans including health care and life insurance plans covering domestic (“U.S.”) employees and

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the retirement plans for international operations (“Non-U.S.”), together with amounts included in its consolidated balance sheets and statements of operations:

	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
(In millions)	2014	2013	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation at January 1	$671	$679	$243	$224	$16	$19
Service cost	28	27	2	3	—	—
Interest cost	31	28	10	9	—	1
Employee contributions	—	—	—	—	1	1
Plan amendments	—	(5)	—	—	—	—
Plan curtailments	(42)	—	—	—	—	—
Plan settlements	(11)	—	—	—	—	—
Benefits paid	(23)	(23)	(5)	(4)	(2)	(2)
Foreign exchange translation	—	—	(22)	7	—	—
Actuarial loss (gain)	72	(35)	46	4	—	(3)
Benefit obligation at December 31	$726	$671	$274	$243	$15	$16
Change in Plan Assets
Fair value of plan assets at January 1	$563	$498	$207	$178	$—	$—
Actual return on plan assets	55	68	19	23	—	—
Company contributions	35	20	5	5	1	1
Employee contributions	—	—	—	—	1	1
Plan settlements	(11)	—	—	—	—	—
Benefits paid	(23)	(23)	(5)	(4)	(2)	(2)
Foreign exchange translation	—	—	(14)	5	—	—
Fair value of plan assets at December 31	$619	$563	$212	$207	$—	$—
Funded Status of the Plan
Plan assets less than benefit obligation	$(107)	$(108)	$(62)	$(36)	$(15)	$(16)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
(In millions)	2014	2013	2014	2013	2014	2013
Amounts recognized in balance sheet:
Accrued liabilities	$(107)	$(108)	$(62)	$(36)	$(15)	$(16)
Net obligation recognized in the balance sheet	$(107)	$(108)	$(62)	$(36)	$(15)	$(16)

Prior service credit	$2	$13	$—	$—	$—	$—
Net gain (loss)	(97)	(94)	(50)	(12)	1	—
Accumulated other comprehensive gain (loss)	(95)	(81)	(50)	(12)	1	—
Unfunded accrued pension or postretirement benefit	(12)	(27)	(12)	(24)	(16)	(16)
Net obligation recognized in the balance sheet	$(107)	$(108)	$(62)	$(36)	$(15)	$(16)

Total recognized in other comprehensive (income) loss	$14	$(79)	$38	$(5)	$—	$(3)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$33	$(52)	$35	$(6)	$1	$(2)
Estimated amounts that will be amortized from accumulated other comprehensive (income) loss over the next fiscal year:
Net loss	$(2)	$(2)	$(2)	$—	$—	$—
Accumulated Benefit Obligation at December 31	$720	$626	$272	$239	N/A	N/A

Weighted-average assumptions as of December 31
Discount rate	3.9%	4.8%	4.4%	4.4%	3.6%	4.4%
Expected return on assets	7.4%	7.6%	7.4%	7.4%	—%	N/A
Average rate of increase in compensation	4.0%	4.6%	2.6%	2.6%	—%	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	7.3%	7.5%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	4.5%	4.5%
Number of years to ultimate trend rate	N/A	N/A	N/A	N/A	15	16
N/A - Not applicable

The discount rate used to determine the December 31, 2014 benefit obligations for U.S. pension plans is based on the rate from the Mercer Pension Discount Curve-Above Mean Yield that is appropriate for the duration of the Company's plan liabilities. For its plans outside the U.S., the discount rate reflects the market rates for an optimized subset of high-quality corporate bonds currently available. The discount rate in a country was determined based on a yield curve constructed from high quality corporate bonds in that country. The rate selected from the yield curve has a duration that matches its plan.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The expected return on plan assets for each funded plan is based on expected future investment returns considering the target investment mix of plan assets.

The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense:

	Pension Benefits						Postretirement Benefits (U.S.)
	U.S.			Non-U.S.
	Years Ended December 31,
(In millions)	2014	2013 (As Restated)(a)	2012 (As Restated)(a)	2014	2013	2012	2014	2013	2012
Components of Net Periodic
Service cost	$28	$27	$25	$2	$3	$2	$—	$—	$—
Interest cost	31	28	28	10	9	10	1	1	1
Expected return on plan assets	(40)	(36)	(34)	(15)	(13)	(12)	—	—	—
Net amortizations	2	7	10	—	—	—	—	—	—
Settlement loss	4	—	2	—	—	—	—	—	—
Curtailment gain	(10)	—	—	—	—	—	—	—	—
Special termination cost	4	—	—	—	—	—	—	—	—
Net pension and postretirement expense	$19	$26	$31	$(3)	$(1)	$—	$1	$1	$1
Weighted-average discount rate for expense (January 1)	4.8%	4.0%	4.7%	3.2%	4.3%	4.8%	4.4%	3.6%	4.4%
Weighted-average assumed long-term rate of return on assets (January 1)	7.6%	7.6%	8.0%	7.4%	7.4%	7.4%	N/A	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	7.5%	7.8%	8.1%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	4.5%	4.5%	4.5%
Number of years to ultimate trend rate	N/A	N/A	N/A	N/A	N/A	N/A	15	16	17
N/A - Not applicable

(a) In 2014, the Company changed its method of calculating the market-related value of pension assets, as more fully described below.

The loss in “Accumulated other comprehensive income (loss)” at December 31, 2014 and 2013 relating to pension benefits was $101 million and $58 million, respectively.

Changing the assumed health care cost trend rates by one percentage point is not expected to have an impact on the total of service and interest cost components or on the postretirement benefit obligation.

The provisions charged to income for the years ended December 31, 2014, 2013 and 2012 for all other pension plans were approximately $10 million, $10 million and $9 million, respectively.

The provisions charged to income for the years ended December 31, 2014, 2013 and 2012 for the defined contribution plans were approximately $18 million, $18 million and $19 million, respectively.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan Assets

The Company has a long-term investment outlook for the assets held in the Company sponsored plans, which is consistent with the long-term nature of each plan's respective liabilities. The Company has two major plans which reside in the U.S. and the U.K.

The U.S. Plan, or the “Plan,” currently has a target asset allocation of 65% equity and 35% fixed income. The equity portion of the Plan is invested in one passively managed S&P 500 index fund, one passively managed U.S. small/midcap fund, one actively managed international fund and one actively managed emerging markets fund. The fixed income portion of the Plan is actively managed by professional investment managers and is benchmarked to the Barclays Long Govt/Credit Index. The Plan assumes a 7.4% rate of return on assets expected long-term annual weighted-average for the Plan in total.

In 2014, the Company changed its method of calculating the market-related value of pension assets for the U.S. Plan for purposes of determining the expected return on plan assets and accounting for asset gains and losses. The new method uses fair value instead of the calculated market-related value that has been used historically. The Company believes this method is preferable as it represents fair value as of the balance sheet date. This change in accounting principle was applied retroactively to all prior periods. In connection with the change in accounting principle, the Company determined that the calculated market-related value was not properly valued subsequent to the 2005 acquisition accounting applied when the Company was sold by Ford Motor Company to a consortium of private equity investors and therefore a portion of the cumulative impact on expense due to the change in asset method has been deemed a correction of an error. The cumulative impact from 2005-2014 is an increase in accumulated other comprehensive loss and a decrease in the accumulated deficit of $27 million ($17 million, net of tax), $24 million ($15 million, net of tax) of which has been deemed to be due to the change in accounting principle, and $3 million ($2 million, net of tax) is attributable to the correction of an error. The impact of the change in accounting principle was a $4 million increase to accumulated deficit and a corresponding reduction in accumulated other comprehensive loss as of January 1, 2012 (net of tax), while the impact of the error correction was a $2 million decrease to accumulated deficit and increase to accumulated other comprehensive loss as of January 1, 2012 (net of tax). The error correction was immaterial to each of the annual periods presented in this Annual Report on Form 10-K. The following table sets forth the effect of the change in accounting principle by period.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
Increase (decrease) in millions, except per share data	2014	2013	2012
Consolidated Balance Sheets
Accumulated deficit	$15	$6	$(1)
Accumulated other comprehensive income (loss)	(15)	(6)	1
Consolidated Statements of Operations
Direct operating	(14)	$(12)	(5)
Provision for taxes on income (loss)	5	$5	2
Net income (loss)	9	7	3
Earnings per Share - Basic	0.02	0.02	0.02
Earnings per Share - Diluted	0.02	0.02	0.01
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	9	7	3
Reclassifications of net periodic costs related to defined benefit pension plans	(14)	(12)	(5)
Tax impact related to net gains and losses on defined benefit pension plans	5	5	2
Total other comprehensive income (loss)	(9)	(7)	(3)
Consolidated Statements of Changes in Equity
Net income (loss)	9	7	3
Other comprehensive income (loss)	(9)	(7)	(3)
Accumulated deficit	15	6	(1)
Accumulated other comprehensive income (loss)	(15)	(6)	1
Consolidated Statements of Cash Flows
Net income (loss)	9	7	3
Changes in assets and liabilities, net of acquisitions - Accrued liabilities	(9)	(7)	(3)

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value measurements of the Company's U.S. pension plan assets are based upon significant observable inputs (Level 2)that reflect quoted prices for similar assets or liabilities in active markets. The fair value measurements of its U.S. pension plan assets relate to common collective trusts and other pooled investment vehicles consisting of the following asset categories:

(In millions)	December 31,
Asset Category	2014	2013
Short Term Investments	$13	$13
Equity Securities:
U.S. Large Cap	171	160
U.S. Mid Cap	50	46
U.S. Small Cap	38	36
International Large Cap	99	101
International Emerging Markets	29	18
Asset-Backed Securities	4	—
Fixed Income Securities:
U.S. Treasuries	63	60
Corporate Bonds	123	106
Government Bonds	10	6
Municipal Bonds	10	11
Real Estate (REITs)	9	6
Total fair value of pension plan assets	$619	$563

The Company's U.K. Plan accounts for $201 million of the $212 million in fair value of Non-U.S. plan assets at December 31, 2014. The fair value measurements of its U.K. pension plan assets are based upon significant observable inputs (Level 2) and relate to common collective trusts and other pooled investment vehicles consisting of the following asset categories:

(In millions)	December 31, 2014		December 31, 2013
Asset Category	Level 1	Level 2	Level 1	Level 2
Actively Managed Multi-Asset Funds:
Diversified Growth Funds	$74	$—	$74	$—
Passive Equity Funds:
U.K. Equities	25	—	24	—
Overseas Equities	31	—	30	—
Passive Bond Funds:
Corporate Bonds	—	21	—	20
Index-Linked Gilts	—	50	—	47
Total fair value of pension plan assets	$130	$71	$128	$67

Contributions

The Company's policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. In 2014, the Company made cash contributions and benefit payments to its U.S. qualified pension plan of $35 million and all other international plans of $5 million. In 2013, the Company made cash contributions and benefit payments to its U.S. qualified pension plan of $20 million and all other international plans of $5 million. The Company does not anticipate contributing to the U.S. qualified pension plan during 2015. For the international plans the Company anticipates contributing $3 million during 2015. The level of 2015 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Future Benefit Payments

The following table presents estimated future benefit payments:

(In millions)	Pension Benefits	Postretirement Benefits (U.S.)
2015	$50	$1
2016	37	1
2017	43	1
2018	45	1
2019	48	1
After 2019	282	6
	$505	$11

Multiemployer Pension Plans

The Company contributed to several multiemployer defined benefit pension plans under collective bargaining agreements that cover certain of its union-represented employees. The risks of participating in such plans are different from the risks of single-employer plans, in the following respects:

a)	Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b)	If a participating employer ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c)
If the Company ceases to have an obligation to contribute to the multiemployer plan in which the Company had been a contributing employer, the Company may be required to pay to the plan an amount based on the underfunded status of the plan and on the history of its participation in the plan prior to the cessation of its obligation to contribute. The amount that an employer that has ceased to have an obligation to contribute to a multiemployer plan is required to pay to the plan is referred to as a withdrawal liability.

The Company's participation in multiemployer plans for the annual period ended December 31, 2014 is outlined in the table below. For each plan that is individually significant to the Company, the following information is provided:

The “EIN / Pension Plan Number” column provides the Employer Identification Number and the three-digit plan number assigned to a plan by the Internal Revenue Service. The most recent Pension Protection Act Zone Status available for 2013 and 2014 is for plan years that ended in 2013 and 2014, respectively. The zone status is based on information provided to the Company and other participating employers by each plan and is certified by the plan's actuary. A plan in the “red” zone has been determined to be in “critical status”, based on criteria established under the Internal Revenue Code, or the “Code,” and is generally less than 65% funded. A plan in the “yellow” zone has been determined to be in “endangered status”, based on criteria established under the Code, and is generally less than 80% funded. A plan in the “green” zone has been determined to be neither in “critical status” nor in “endangered status,” and is generally at least 80% funded.

The “FIP/RP Status Pending/Implemented” column indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2014.

The “Surcharge Imposed” column indicates whether the Company's contribution rate for 2014 included an amount in addition the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status,” in accordance with the requirements of the Code. The last column lists the expiration dates of the collective bargaining agreements pursuant to which the Company contributed to the plans.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For plans that are not individually significant to the Company, the total amount of contributions is presented in the aggregate.

	EIN /Pension Plan	Pension Protection Act Zone Status		FIP / RP Status Pending /	Contributions by The Hertz Corporation (In millions)			Surcharge	Expiration Dates of Collective Bargaining
Pension Fund	Number	2014	2013	Implemented	2014	2013	2012	Imposed	Agreements
Western Conference of Teamsters	91-6145047	Green	Green	NA	$6	$4	$4	NA	1/31/2013 - 10/1/2015
Teamsters Central States	36-6044243	Red	Red	Implemented	1	1	1	No	5/31/2013 - 3/10/2017
IAM National	51-60321295	Green	Green	NA	1	1	1	NA	9/25/2011* - 8/31/2016
Midwest Operating Engineers	36-6140097	Green	Green	NA	1	1	1	NA	2/25/2014
Local 1034**	13-6594795	Red	Red	Implemented	—	—	—	Yes	5/2/2013*
Operating Engineers Local 324	38-1900637	Red	Red	Implemented	—	—	—	No	6/30/2016
Western Pennsylvania Teamsters	25-6029946	Red	Red	Implemented	—	—	—	No	11/4/2014
Other Plans					1	1	1
Total Contributions					$10	$8	$8

*	The parties are still attempting to negotiate a successor agreement.

**	The amount contributed by Hertz to the Local 1034 Pension Fund was reported as being more than 5% of total contributions to the plan, on the fund's Form 5500 for the year ended December 31, 2014.

During 2012, Hertz completely withdrew employees from an existing multi-employer pension plan with the Central States Pension Fund, or the “Pension Fund,” and entered into a new agreement with the Pension Fund, which adopted an alternative method for determining an employer's unfunded obligation that would limit Hertz funding obligations to the Pension Fund in the future. As part of the agreement, certain Pension Fund participants were effectively moved to the Hertz retirement plan and the remaining participants were moved to a new pension plan sponsored by the Pension Fund. In connection with the complete withdrawal from the Pension Fund, Hertz was subject to a withdrawal liability of approximately $24 million, substantially all of which was paid in December 2012.

Note 8—Stock-Based Compensation

Plans

The non-cash stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Holdings and recorded on the books at the Hertz level.

On February 28, 2008, the Board of Directors of Hertz and Hertz Holdings jointly adopted the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the “Omnibus Plan,” which was approved by the stockholders of Hertz Holdings at the annual meeting of stockholders held on May 15, 2008 and amended and restated on May 27, 2010. A maximum of approximately 32,700,000 shares are reserved for issuance under the Omnibus Plan. The Omnibus Plan provides for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units and deferred stock units to key executives, employees and non-management directors. Hertz Holdings also granted awards under the Hertz Global Holdings, Inc. Stock Incentive Plan, or the “Stock Incentive Plan,” and the Hertz Global Holdings, Inc. Director Stock Incentive Plan, or the “Director Plan”, or collectively the “Prior Plans.”

The Omnibus Plan provides that no further awards will be granted pursuant to the Prior Plans. However, awards that had been previously granted pursuant to the Prior Plans will continue to be subject to and governed by the terms of

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Prior Plans. As of December 31, 2014, there were 3,606,457 shares of Hertz Holdings' common stock underlying awards outstanding under the Prior Plans. In addition, as of December 31, 2014, there were 7,669,877 shares of Hertz Holdings' common stock underlying awards outstanding under the Omnibus Plan.

In addition to the 11,276,334 shares underlying outstanding awards as of December 31, 2014, Hertz Holdings had 19,762,329 shares of its common stock available for issuance of which 15,884,957 shares are available under the Omnibus Plan, and 3,877,372 shares are available under the treasury stock. The shares of common stock to be delivered under the Omnibus Plan may consist, in whole or in part, of common stock held in treasury or authorized but unissued shares of common stock, not reserved for any other purpose.

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

A summary of the total compensation expense and associated income tax benefits recognized under the Prior Plans and the Omnibus Plan, including the cost of stock options, RSUs, and PSUs, is as follows (in millions of dollars):

	Years Ended December 31,
(In millions)	2014	2013	2012
Compensation expense	$11	$35	$30
Income tax benefit	(4)	(14)	(12)
Total	$7	$21	$18

As of December 31, 2014, there was approximately $12 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Holdings under the Prior Plans and the Omnibus Plan. The total unrecognized compensation cost is expected to be recognized over the remaining 1.6 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Stock Options and Stock Appreciation Rights

All stock options and stock appreciation rights granted under the Omnibus Plan will have a per-share exercise price of not less than the fair market value of one share of Hertz Holdings common stock on the grant date. Stock options and stock appreciation rights will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus Plan) specified by the compensation committee of the Company's Board of Directors. No stock options or stock appreciation rights will be exercisable after ten years from the grant date.

The Company has accounted for the Hertz Holdings employee stock-based compensation awards in accordance with ASC 718, “Compensation-Stock Compensation.” The options are being accounted for as equity-classified awards. The Company will recognize compensation cost on a straight-line basis over the vesting period. The value of each option award is estimated on the grant date using a Black-Scholes option valuation model that incorporates the assumptions noted in the following table. Because the stock of Hertz Holdings became publicly traded in November 2006 and had a short trading history, it was not practicable for the Company to estimate the expected volatility of Hertz Holdings' share price, or a peer company share price, because there was insufficient historical information about past volatility prior to 2013. Therefore, prior to 2013 the Company used the calculated value method, substituting the historical volatility of an appropriate industry sector index for the expected volatility of Hertz Holdings' common stock price as an assumption in the valuation model. The Company selected the Dow Jones Specialized Consumer Services sub-sector within the consumer services industry, and the Company used the U.S. large capitalization component, which includes the top 70% of the index universe (by market value).

The calculation of the historical volatility of the index was made using the daily historical closing values of the index for the preceding 6.25 years, because that is the expected term of the options using the simplified approach.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Grants
Assumption	2014	2013	2012
Expected volatility	39.3%	N/A	81.5%
Expected dividend yield	—%	N/A	—%
Expected term (years)	3	N/A	3
Risk-free interest rate	0.96%	N/A	0.40%
Weighted-average grant date fair value	$7.14	N/A	$14.62
A summary of option activity under the Stock Incentive Plan and the Omnibus Plan as of December 31, 2014 is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2014	9,997,360	$11.55	4.5	$170
Granted	500,000	22.75	—	—
Exercised	(1,392,048)	11.03	—	—
Forfeited or Expired	(209,791)	14.42	—	—
Outstanding at December 31, 2014	8,895,521	12.62	3.6	106
Exercisable at December 31, 2014	8,206,279	11.21	3.4	102
A summary of non-vested options as of December 31, 2014, and changes during the year, is presented below.

	Non-vested Shares	Weighted- Average Exercise Price	Weighted- Average Grant- Date Fair Value
Non-vested as of January 1, 2014	1,472,012	$12.60	$5.13
Granted	500,000	22.75	7.14
Vested	(1,045,847)	11.84	4.83
Forfeited	(236,923)	13.77	5.98
Non-vested as of December 31, 2014	689,242	20.51	6.81

Additional information pertaining to option activity under the plans is as follows:

	Years ended December 31,
(In millions)	2014	2013	2012
Aggregate intrinsic value of stock options exercised	$24	$42	$15
Cash received from the exercise of stock options	18	27	11
Fair value of options that vested	5	6	9
Tax benefit realized on exercise of stock options	1	1	1

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A summary of the PSU activity under the Omnibus Plan as of December 31, 2014 is presented below.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2014	3,335,845	$15.68	$96
Granted	1,181,992	26.20	—
Vested	(1,202,062)	16.16	—
Forfeited or Expired	(1,259,266)	18.38	—
Outstanding at December 31, 2014	2,056,509	19.90	49

A summary of RSU activity under the Omnibus Plan as of December 31, 2014 is presented below.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2014	882,333	$17.00	$25
Granted	55,604	28.18	—
Vested	(524,464)	16.75	—
Forfeited or Expired	(89,169)	17.61	—
Outstanding at December 31, 2014	324,304	19.38	$8

Additional information pertaining to RSU activity is as follows:

	Years ended December 31,
	2014	2013	2012
Total fair value of awards that vested (In millions)	$9	$13	$15
Weighted average grant date fair value of awards	28.18	23.95	13.78

Compensation expense for PSUs and RSUs is based on the grant date fair value, and is recognized ratably over the vesting period. For grants in 2012, 2013 and 2014, the vesting period is three years. In addition to the service vesting condition, the PSUs had an additional vesting condition which called for the number of units that will be awarded being based on achievement of a certain level of Corporate EBITDA or other performance measures over the applicable measurement period.

2014 Awards

In March 2014, Hertz Holdings' granted 12,094 Restricted Stock Units, or "RSUs," and 1,181,992 Performance Stock Units, or "PSUs," to certain executives and employees at a grant date fair value of $26.20 per PSU/RSU, under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, or the "Omnibus Plan." Of the RSUs awarded, 4,461 have a two year cliff vesting period, and 7,633 vest evenly over three years. Of the total PSUs awarded, 827,404 PSUs have a performance condition under which the number of units that will ultimately be awarded will vary from 0% to 150% of the original grant, based on 2014 and combined 2014-2015 Corporate EBITDA results. "EBITDA" means consolidated net income before net interest expense, consolidated income taxes and consolidated depreciation (which includes

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revenue earning equipment lease charges) and amortization and "Corporate EBITDA," represents EBITDA as adjusted for car rental fleet interest, car rental fleet depreciation and certain other items, as provided in the applicable award agreements. These PSU awards vest evenly over a three year vesting period. Of the total PSUs awarded, 354,588 PSUs have a performance condition under which the number of units that will ultimately be awarded will be 0% to 100% of the original grant. Satisfaction of the performance condition under this grant is contingent upon final 2014 Corporate EBITDA Margin exceeding a minimum level. "Corporate EBITDA Margin" means Corporate EBITDA as a percentage of Consolidated Revenue. These PSU awards vest evenly over a three year vesting period.

In November 2014, Hertz Holdings granted 137,000 Performance Stock Units at a grant date fair value of $22.01 per share and 500,000 stock options to certain executives under the Omnibus Plan. The PSUs and stock options vest based on certain performance conditions deemed probable of achievement as of the grant date.

Employee Stock Purchase Plan

Hertz Holdings operates an Employee Stock Purchase Plan for certain eligible employees and recognized compensation cost for the amount of the discount on the stock purchased by its employees under the ESPP of $1 million in each of the years ended December 31, 2013 and 2012. The plan was suspended in 2014 due to the Company's non-timely SEC filing status.

Note 9—Revenue Earning Equipment
The components of revenue earning equipment are as follows:

	Years Ended December 31,
(In millions)	2014	2013 (As Restated)
Revenue earning equipment	$17,837	$17,569
Less: Accumulated depreciation	(4,427)	(3,694)
	13,410	13,875
Revenue earning equipment held for sale, net	243	316
Revenue earning equipment, net	$13,653	$14,191

Depreciation of revenue earning equipment and lease charges, net is comprised of the following:

	Years Ended December 31,
(In millions)	2014	2013 (As Restated)	2012 (As Restated)
Depreciation of revenue earning equipment	$2,787	$2,415	$2,145
(Gain) loss on disposal of revenue earning equipment(a)	167	37	(97)
Rents paid for vehicles leased	80	81	80
Depreciation of revenue earning equipment and lease charges, net	$3,034	$2,533	$2,128

(a)     (Gain) loss on disposal of revenue earning equipment by segment is as follows:

	Years Ended December 31,
(In millions)	2014	2013 (As Restated)	2012 (As Restated)
U.S. Car Rental	$178	$48	$(101)
International Car Rental	(2)	15	17
Worldwide Equipment Rental	(9)	(26)	(13)
Total	$167	$37	$(97)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. The impact of depreciation rate changes during the years ended December 31, 2014, 2013 and 2012 by segment were as follows:

	Years Ended December 31,
Increase (decrease) (In millions)	2014	2013 (As Restated)	2012 (As Restated)
U.S. Car Rental	$167	$(44)	$(139)
International Car Rental	(3)	5	9
Worldwide Equipment Rental	—	—	1
Total	$164	$(39)	$(129)

Note 10—Taxes on Income (Loss)

The components of income (loss) before income taxes for the periods were as follows:

	Years ended December 31,
(In millions)	2014	2013 (As Restated)	2012 (As Restated)
Domestic	$(185)	$573	$334
Foreign	169	106	83
Total	$(16)	$679	$417
The total provision (benefit) for taxes on income (loss) consists of the following:

	Years ended December 31,
(In millions)	2014	2013 (As Restated)	2012 (As Restated)
Current:
Federal	$1	$(7)	$19
Foreign	45	60	32
State and local	8	21	39
Total current	54	74	90
Deferred:
Federal	(17)	223	119
Foreign	9	16	12
State and local	16	16	(21)
Total deferred	8	255	110
Total provision	$62	$329	$200
The principal items of the U.S. and foreign net deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	2014	2013 (As Restated)
Deferred Tax Assets:
Employee benefit plans	$82	$84
Net operating loss carryforwards	1,871	1,866
Federal, state and foreign local tax credit carryforwards	26	27
Accrued and prepaid expenses	263	269
Total Deferred Tax Assets	2,242	2,246
Less: Valuation Allowance	(231)	(273)
Total Net Deferred Tax Assets	2,011	1,973
Deferred Tax Liabilities:
Depreciation on tangible assets	(3,489)	(3,428)
Intangible assets	(1,415)	(1,436)
Total Deferred Tax Liabilities	(4,904)	(4,864)
Net Deferred Tax Liability	$(2,893)	$(2,891)
As of December 31, 2014, deferred tax assets of $1,523 million were recorded for unutilized U.S. Federal Net Operating Losses, or “NOL,” carry forwards of $4,351 million. The total Federal NOL carry forwards are $4,486 million of which $135 million relate to excess tax deductions associated with stock compensation plans which have yet to reduce taxes payable. Upon the utilization of these carry forwards, the associated tax benefits of approximately $47 million will be recorded to Additional paid-in capital. The Federal NOLs begin to expire in 2028. State NOLs exclusive of the effects of the excess tax deductions, have generated a deferred tax asset of $166 million. As of December 31, 2014, a valuation allowance of $16 million was recorded against these deferred tax assets because they relate to separate states that have historical losses where it is more likely than not that the NOL carry forwards may not be utilized in the future.The state NOLs expire over various years beginning in 2015 depending upon when they were generated and the particular jurisdiction.
As of December 31, 2014, deferred tax assets of $166 million were recorded for foreign NOL carry forwards of $804 million. A valuation allowance of $148 million at December 31, 2014 was recorded against these deferred tax assets because those assets relate to jurisdictions that have historical losses and it is more likely than not that a portion of the NOL carry forwards may not be utilized in the future.
The foreign NOL carry forwards of $804 million include $570 million which have an indefinite carry forward period and associated deferred tax assets of $107 million. The remaining foreign NOLs of $234 million are subject to expiration beginning in 2015 and have associated deferred tax assets of $59 million.
In determining the valuation allowance, an assessment of positive and negative evidence was performed regarding realization of the net deferred tax assets in accordance with ASC 740-10, “Accounting for Income Taxes,” or “ASC 740-10.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. Based on the assessment, as of December 31, 2014, total valuation allowances of $231 million were recorded against deferred tax assets. Although realization is not assured, the Company has concluded that it is more likely than not the remaining deferred tax assets of $2,011 million will be realized and as such no valuation allowance has been provided on these assets.
As of December 31, 2014, deferred tax assets of $26 million were recorded for Federal Alternative Minimum Tax Credits and various State Tax Credits.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant items in the reconciliation of the statutory and effective income tax rates consisted of the following:

	Years ended December 31,
	2014	2013 (As restated)	2012 (As restated)
Statutory Federal Tax Rate	35%	35%	35%
Foreign tax differential	102	(3)	(4)
State and local income taxes, net of federal income tax benefit	(18)	5	3
Change in state statutory rates, net of federal income tax benefit	(77)	—	(1)
Federal and foreign permanent differences	(76)	5	4
Withholding taxes	(54)	2	2
Uncertain tax positions	(66)	(1)	(1)
Change in valuation allowance	(109)	5	10
All other items, net	(125)	—	—
Effective Tax Rate	(388)%	48%	48%
The effective tax rate for the year ended December 31, 2014 was (388)% as compared to 48% in the year ended December 31, 2013. The provision for taxes on income decreased $267 million, primarily due to lower income before income taxes, changes in geographic earnings mix, and decreased state and local tax rates and a decrease in the valuation allowance relating to losses in certain non-US jurisdictions for which tax benefits are not realized, offset by an increase in unrecognized tax benefits accrued during the year and non-deductible transaction costs.
As of December 31, 2014, the Company's foreign subsidiaries have $650 million of undistributed earnings which could be subject to taxation if repatriated. Due to the Company's legal structure, the foreign earnings subject to taxation upon distribution could be less. Deferred tax liabilities have not been recorded for such earnings because it is management’s current intention to permanently reinvest such undistributed earnings offshore. Due to the uncertainty caused by the various methods in which such earnings could be repatriated, it is not practicable to estimate the actual amount of such deferred tax liabilities. If such earnings were repatriated and subject to taxation at the current U.S. federal tax rate, the tax liability, including the impact of foreign withholding taxes would be approximately $250 million, excluding the impact of potential foreign tax credits. The Company would consider and pursue appropriate alternatives to reduce the tax liability if, in the future, undistributed earnings are repatriated to the United States, or it is determined such earnings will be repatriated in the foreseeable future and deferred tax liabilities will be recorded.
As of December 31, 2014, total unrecognized tax benefits were $57 million, all of which, if recognized, would favorably impact the effective tax rate in future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2014	2013 (As restated)	2012 (As restated)
Balance at January 1	$11	$19	$41
Increase (Decrease) attributable to tax positions taken during prior periods	4	(7)	(25)
Increase attributable to tax positions taken during the current year	42	3	3
Decrease attributable to settlements with taxing authorities	—	(4)	—
Balance at December 31	$57	$11	$19
The Company conducts business globally and, as a result, files one or more income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The open tax years for these jurisdictions span from 2003 to 2014. The Internal Revenue service completed their audit of the Company's 2007 to 2011 tax returns and had no changes to the previously filed tax returns. Several U.S. state and non-U.S. jurisdictions are under audit.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In many cases the uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. It is reasonable that approximately $46 million of unrecognized tax benefits may reverse within the next twelve months due to settlement with the relevant taxing authorities, expirations of the statute of limitation periods, and/or the filing of amended income tax returns.
Net, after-tax interest and penalties related to the liabilities for unrecognized tax benefits are classified as a component of “Provision for taxes on income (loss)” in the consolidated statement of operations. During the years ended December 31, 2014, 2013 and 2012, approximately $1 million, $(1) million and $1 million, respectively, in net, after-tax interest and penalties were recognized. As of December 31, 2014 and 2013, approximately $3 million and $3 million, respectively, of net, after-tax interest and penalties were accrued in the Company's consolidated balance sheet within "Accrued taxes."
Note 11—Lease and Concession Agreements

Noncancellable Operating Leases and Concession Agreements

The Company has various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and real estate leases under which the following amounts were expensed:

	Years ended December 31,
(In millions)	2014	2013	2012
Rents	$185	$185	$142
Concession fees:
Minimum fixed obligations	416	405	264
Additional amounts, based on revenues	301	295	316
Total	902	885	722
Sublease income	(4)	(5)	(5)
Total	$898	$880	$717

As of December 31, 2014, minimum net obligations under existing agreements referred to above approximate the following:

(In millions)	Rents	Concessions
2015	$172	$367
2016	142	294
2017	110	230
2018	83	192
2019	55	129
After 2019	210	639
Total	$772	$1,851

Many of the Company's concession agreements and real estate leases require the Company to pay or reimburse operating expenses, such as common area charges and real estate taxes, to pay concession fees above guaranteed minimums or additional rent based on a percentage of revenues or sales (as defined in those agreements) arising at the relevant premises, or both. Such obligations are not reflected in the table of minimum future obligations appearing immediately above. The Company operates from various leased premises under operating leases with terms up to 50 years. A number of its operating leases contain renewal options. These renewal options vary, but the majority include clauses for renewal for various term lengths at various rates, both fixed and market.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the rents mentioned above, the Company has various leases on revenue earning equipment and office, computer and other equipment under which the following amounts were expensed:

	Years ended December 31,
(In millions)	2014	2013	2012
Revenue earning equipment	$80	$81	$80
Office, computer and other equipment	19	17	13
Total	$99	$98	$93
As of December 31, 2014, minimum obligations under existing agreements for revenue earning equipment and office, computer and other equipment that have a maturity of more than one year are as follows:

(In millions)
2015	$64
2016	25
2017	9
2018	4
2019	4
After 2019	7
Total	$113
Commitments under capital leases within the Company's vehicle rental programs are included in Note 6, "Debt."

Note 12—Segment Information

The Company has identified four reportable segments, which are organized based on the products and services provided by its operating segments and the geographic areas in which its operating segments conduct business, as follows:

•	U.S. Car Rental - rental of cars, crossovers and light trucks, as well as ancillary products and services, in the United States and consists of the Company's United States operating segment;

•
International Car Rental - rental of cars, crossovers and light trucks, as well as ancillary products and services, internationally and consists of the Company's Europe and Other International operating segments, which are aggregated into a reportable segment based primarily upon similar economic characteristics, products and services, customers, delivery methods and general regulatory environments;

•	Worldwide Equipment Rental - rental of industrial construction, material handling and other equipment and consists of the Company's worldwide equipment rental operating segment; and

•
All Other Operations - includes the Company's Donlen operating segment which provides fleet leasing and management services and is not considered a separate reportable segment in accordance with applicable accounting standards, together with other business activities, such as its claim management services.

In addition to the above reportable segments, the Company has corporate operations ("Corporate") which includes general corporate assets and expenses and certain interest expense (including net interest on corporate debt).

Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes plus non-cash acquisition accounting charges, debt-related charges relating to the amortization and write-off of debt financing costs and debt discounts and certain one-time charges and non-operational items. Adjusted pre-tax income (loss) is important because it allows management to assess operational performance of its business, exclusive of the items mentioned above. It also allows

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess the Company's operational performance on the same basis that management uses internally.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The contribution of the Company's reportable segments to revenues and adjusted pre-tax income (loss) and the reconciliation to consolidated amounts are summarized below.

	Years ended December 31,
(In millions)	2014	2013 (As Restated)	2012 (As Restated)
Revenues
U.S. car rental	$6,471	$6,331	$4,888
International car rental	2,436	2,378	2,265
Worldwide equipment rental	1,571	1,539	1,382
All other operations	568	527	478
Total	$11,046	$10,775	$9,013
Adjusted pre-tax income(a)
U.S. car rental	$387	$1,033	$813
International car rental	144	134	83
Worldwide equipment rental	258	301	216
All other operations	62	58	47
Corporate	(443)	(401)	(319)
Total	$408	$1,125	$840
Depreciation of revenue earning equipment and lease charges, net
U.S. car rental	$1,758	$1,281	$945
International car rental	492	528	524
Worldwide equipment rental	329	299	271
All other operations	455	425	388
Total	$3,034	$2,533	$2,128
Depreciation and amortization, non-fleet assets
U.S. car rental	$222	$207	$133
International car rental	41	37	33
Worldwide equipment rental	75	74	75
All other operations	11	10	10
Corporate	17	11	10
Total	$366	$339	$261
Interest expense, net
U.S. car rental	$172	$187	$177
International car rental	95	113	122
Worldwide equipment rental	53	46	52
All other operations	12	14	14
Corporate	309	309	231
Total	$641	$669	$596

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years ended December 31,
(In millions)	2014	2013 (As Restated)	2012 (As Restated)
Revenue earning equipment and capital assets, non-fleet
U.S. car rental:
Expenditures	$(6,175)	$(6,242)	$(5,258)
Proceeds from disposals	4,530	4,385	4,260
Net expenditures	$(1,645)	$(1,857)	$(998)
International car rental:
Expenditures	$(3,165)	$(2,640)	$(2,642)
Proceeds from disposals	2,531	2,251	2,110
Net expenditures	$(634)	$(389)	$(532)
Worldwide equipment rental:
Expenditures	$(658)	$(694)	$(788)
Proceeds from disposals	197	141	190
Net expenditures	$(461)	$(553)	$(598)
All other operations:
Expenditures	$(1,611)	$(1,012)	$(1,199)
Proceeds from disposals	1,010	556	688
Net expenditures	$(601)	$(456)	$(511)
Corporate:
Expenditures	$(54)	$(28)	$(22)
Proceeds from disposals	34	4	—
Net expenditures	$(20)	$(24)	$(22)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
(In millions)	2014	2013 (As Restated)
Total assets at end of year
U.S. car rental	$13,712	$14,312
International car rental	3,358	3,551
Worldwide equipment rental	3,836	3,825
All other operations	1,458	1,336
Corporate	1,716	1,492
Total	$24,080	$24,516
Revenue earning equipment, net, at end of year
U.S. car rental	$8,070	$8,629
International car rental	1,904	2,047
Worldwide equipment rental	2,442	2,416
All other operations	1,237	1,099
Total	$13,653	$14,191
Property and equipment, net, at end of year
U.S. car rental	$789	$813
International car rental	155	173
Worldwide equipment rental	265	258
All other operations	6	4
Corporate	107	37
Total	$1,322	$1,285
The Company operates in the United States and in international countries. International operations are substantially in Europe. The operations within major geographic areas are summarized below:

	Years ended December 31,
(In millions)	2014	2013 (As Restated)	2012 (As Restated)
Revenues
United States	$8,158	$7,921	$6,310
International	2,888	2,854	2,703
Total	$11,046	$10,775	$9,013

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
(In millions)	2014	2013 (As Restated)
Total assets at end of year
United States	$19,172	$19,381
International	4,908	5,135
Total	$24,080	$24,516
Revenue earning equipment, net, at end of year
United States	$11,235	$11,608
International	2,418	2,583
Total	$13,653	$14,191
Property and equipment, net, at end of year
United States	$1,118	$1,066
International	204	219
Total	$1,322	$1,285

(a)    The following table reconciles adjusted pre-tax income to income before income taxes for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
(In millions)	2014	2013 (As Restated)	2012 (As Restated)
Adjusted pre-tax income (loss):
U.S. car rental	$387	$1,033	$813
International car rental	144	134	83
Worldwide equipment rental	258	301	216
All other operations	62	58	47
Total reportable segments	851	1,526	1,159
Corporate(1)	(443)	(401)	(319)
Consolidated adjusted pre-tax income (loss)	408	1,125	840
Adjustments:
Acquisition accounting(2)	(132)	(132)	(110)
Debt-related charges(3)	(51)	(49)	(56)
Restructuring charges(4)	(56)	(77)	(38)
Restructuring related charges(5)	(103)	(22)	(11)
Acquisition related costs and charges(6)	(10)	(19)	(164)
Integration expenses(7)	(9)	(43)	—
Equipment Rental spin-off costs(8)	(39)	—	—
Relocation costs(9)	(9)	(7)	—
Premiums paid on debt(10)	—	(29)	—
Loss on extinguishment of debt(11)	(1)	(7)	—
Impairment charges and asset write-downs(12)	(34)	(40)	—
Other(13)	20	(21)	(44)
Income (loss) before income taxes	$(16)	$679	$417

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

(2)	Represents the increase in amortization of other intangible assets, depreciation of property and equipment and accretion of revalued liabilities relating to acquisition accounting.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Represents debt-related charges relating to the amortization of deferred debt financing costs and debt discounts.

(4)
Represents expenses incurred under restructuring actions as defined in U.S. GAAP. For further information on restructuring costs, see Note 15 "Restructuring," to the Notes to our consolidated financial statements.

(5)
Represents incremental costs incurred directly supporting the Company's business transformation initiatives. Such costs include transition costs incurred in connection with its business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes.

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

(7)	Primarily represents Dollar Thrifty integration related expenses.

(8)	Represents expense associated with the anticipated HERC spin-off transaction of which $28 million were incurred by HERC and $11 million were incurred by Corporate.

(9)
Represents non-recurring costs incurred in connection with the relocation of the Company's corporate headquarters to Estero, Florida that were not included in restructuring expenses. Such expenses primarily include duplicate facility rent, certain moving expenses, and other costs that are direct and incremental due to the relocation.

(10)	In 2013, represents premiums paid to redeem the Company's 8.50% Former European Fleet Notes.

(11)	In 2013, represents extinguishment of debt for a number of debt instruments.

(12)
In 2014, represents impairments related to the Company's former corporate headquarters building in New Jersey, HERC revenue earning equipment held for sale and assets related to a contract termination. In 2013, primarily related to a change in the carrying value of the vehicles subleased to FSNA and its subsidiary, Simply Wheelz.

(13)
In 2014, primarily comprised of a $19 million litigation settlement received in relation to a class action lawsuit filed against an original equipment manufacturer. In 2013, primarily represents $5 million of depreciation expense related to HERC. In 2012, primarily represents expenses related to the withdrawal from a multiemployer pension plan, litigation accrual and expenses associated with the impact of Hurricane Sandy.

Note 13—Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss) balance by component (net of tax) are as follows:

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses on Terminated Net Investment Hedges	Unrealized Gains on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2014	$(58)	$62	$(19)	$21	$6
Other comprehensive (loss) before reclassification	(34)	(57)	—	(14)	(105)
Amounts reclassified from accumulated other comprehensive income (loss)	(9)	—	—	(7)	(16)
Balance as of December 31, 2014	$(101)	$5	$(19)	$—	$(115)

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses on Terminated Net Investment Hedges	Unrealized Gains on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2013	$(110)	$106	$(19)	$—	$(23)
Other comprehensive income (loss) before reclassification	52	(45)	—	21	28
Amounts reclassified from accumulated other comprehensive loss	—	1	—	—	1
Balance as of December 31, 2013	$(58)	$62	$(19)	$21	$6

Note 14—Contingencies and Off-Balance Sheet Commitments

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal Proceedings

Public Liability and Property Damage

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from the Company. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on the Company's balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At December 31, 2014 and 2013, the Company's liability recorded for public liability and property damage matters was $385 million and $351 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions, and that the Company may prudently rely on this information to determine the estimated liability. The Company notes that the liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Other Matters

From time to time the Company is a party to various legal proceedings. The Company has summarized below, the most significant legal proceedings to which the Company was and/or is a party to during 2014 or the period after December 31, 2014 but before the filing of this Annual Report.

Concession Fee Recoveries - In October 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company, or “Enterprise,” was filed in the U.S. District Court for the District of Nevada (Enterprise became a defendant in a separate action which they have now settled.) The Sobel case is a nationwide class action on behalf of all persons who rented cars from Hertz at airports in Nevada and were separately charged airport concession recovery fees by Hertz as part of their rental charges. The plaintiffs seek an unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz from quoting or charging those airport fees that are alleged not to be allowed by Nevada law. The plaintiff also seeks attorneys' fees and costs. In 2010, the parties engaged in mediation which resulted in a proposed settlement. Although the court tentatively approved the settlement in November 2010, the court denied the plaintiffs' motion for final approval of the proposed settlement in May 2011. Following additional activity in the case, in March 2013, the court granted, in part, the plaintiffs' motion for partial summary judgment with respect to restitution and granted the plaintiffs' motion for class certification while denying the Company's motion for partial summary judgment. In October 2014, the court entered final judgment, merging all of its prior rulings and directed Hertz to pay the class approximately $42 million in restitution and $11 million in prejudgment interest, and to pay attorney's fees of $3.1 million with an additional $3.1 million to be paid from the restitution fund. In December 2014, Hertz timely filed an appeal of that final judgment with the U.S. Court of Appeals for the Ninth Circuit and the plaintiffs cross appealed the court's judgment seeking to challenge the lower court's ruling that Hertz did not deceive or mislead the class members. In April 2015, Hertz filed its opening brief. In June 2015, the plaintiffs filed their answering brief and opening brief on their cross-appeal. The Company continues to believe the outcome of this case will not be material to its financial condition, results of operations or cash flows.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleges that Hertz Holdings made material misrepresentations and/or omissions of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended,

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and Rule 10b-5 promulgated thereunder. Plaintiffs seek an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings responded to the amended complaint by filing a motion to dismiss. In August 2014, the plaintiffs filed their opposition to Hertz Holdings' motion to dismiss and also filed a motion to strike certain exhibits which were included in Hertz Holdings' motion to dismiss. After a hearing in October 2014, the court granted Hertz Holdings' motion to dismiss the complaint. The dismissal was without prejudice and plaintiff was granted leave to file a second amended complaint within 30 days of the order. The motion to strike was dismissed as moot. In November 2014, plaintiffs filed an amended complaint which shortened the putative class period such that it is not alleged to have commenced until May 18, 2013 and makes allegations that are substantively similar to the allegations in the prior complaint. In early 2015, this case was assigned to a new federal judge in the District of New Jersey. Plaintiffs filed their opposition to Hertz Holdings' motion to dismiss in January 2015. In February 2015, Hertz Holdings filed its reply to Plaintiffs’ opposition. Hertz Holdings believes that it has valid and meritorious defenses and it intends to vigorously defend against these allegations, but litigation is subject to many uncertainties and the outcome of this matter is not predictable with assurance. It is possible that this matter could be decided unfavorably to Hertz Holdings, however, Hertz Holdings is currently unable to estimate the range of these possible losses, but they could be material.

The Company intends to assert that it has meritorious defenses in the foregoing matters and the Company intends to defend itself vigorously.

Governmental Investigations - In June 2014 the Company was advised by the staff of the New York Regional Office of the Securities and Exchange Commission (the “SEC”) that it is investigating the events disclosed in certain of the Company’s filings with the SEC. In addition, in December 2014 a state securities regulator requested information regarding the same events. The investigations generally involve the restatements described in this report and related accounting for prior periods. The Company has and intends to continue to cooperate with both the SEC and state requests. Due to the stage at which the proceedings are, Hertz is currently unable to predict the likely outcome of the proceedings or estimate the range of reasonably possible losses, which may be material.

The Company has established reserves for matters where the Company believes that losses are probable and can be reasonably estimated. Other than the aggregate reserve established for claims for public liability and property damage, none of those reserves are material. For matters, including certain of those described above, where the Company has not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. Litigation is subject to many uncertainties and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to the Company or any of its subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

Indemnification Obligations

In the ordinary course of business, the Company executed contracts involving indemnification obligations customary in the relevant industry and indemnifications specific to a transaction such as the sale of a business. These indemnification obligations might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Specifically, the Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. In addition, Hertz has entered into customary indemnification agreements with Hertz Holdings, the Sponsors and its stockholders affiliated with the Sponsors, pursuant to which Hertz Holdings and Hertz will indemnify the Sponsors, its stockholders affiliated with the Sponsors and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements or

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

securities offerings. The Company has also entered into customary indemnification agreements with each of its directors. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnification obligations and have accrued for expected losses that are probable and estimable.

For updates related to the Company's contingencies, see See Note 20, "Subsequent Events" for additional information.

Note 15—Restructuring

As part of the Company's ongoing effort to implement its strategy of reducing operating costs, as well as the integration of Dollar Thrifty the Company incurred the following restructuring costs:

	Years Ended December 31,
(In millions)	2014	2013	2012
By Type:
Termination benefits	$30	$42	$26
Asset write-downs	23	—	—
Facility closure and lease obligation costs	15	15	9
Relocation costs and temporary labor costs	9	19	1
Other	1	1	2
Total	$78	$77	$38

	Years Ended December 31,
(In millions)	2014	2013	2012
By Caption:
Direct operating	$35	$28	$23
Selling, general and administrative	43	49	15
Total	$78	$77	$38

	Years Ended December 31,
(In millions)	2014	2013	2012
By Segment:
U.S. car rental	$27	$23	$5
International car rental	19	19	21
Worldwide equipment rental	5	8	9
All other operations	—	—	—
Corporate	27	27	3
Total	$78	$77	$38

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the activity affecting the restructuring accrual during the years ended December 31, 2014 and 2013. The Company expects to pay the remaining restructuring obligations relating to termination benefits over the next twelve months. The remainder of the restructuring accrual relates to future lease obligations which will be paid over the remaining term of the applicable leases.

(In millions)	Termination Benefits	Other	Total
Balance as of January 1, 2013	$12	$8	$20
Charges incurred	42	35	77
Cash payments	(33)	(15)	(48)
Other	(1)	—	(1)
Balance as of December 31, 2013	$20	$28	$48
Charges incurred	30	48	78
Cash payments	(28)	(25)	(53)
Other(a)	(1)	(29)	(30)
Balance as of December 31, 2014	$21	$22	$43

(a)
Decrease primarily consists of $10 million related to the write-down of assets assets associated with a terminated business relationship and $13 million related to the impairment of the Company's former corporate headquarters building in New Jersey which were recorded in direct operating and selling, general and administrative expenses, respectively.

Note 16—Financial Instruments

The Company employs established risk management policies and procedures, which seek to reduce the Company’s commercial risk exposure to fluctuations in commodity prices, interest rates and currency exchange rates. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The Company monitors counterparty credit risk, including lenders, on a regular basis, but cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective. Additionally, in the event of default under the Company’s master derivative agreements, the nondefaulting party has the option to set-off any amounts owed with regard to open derivative positions.

The Company has the following risk exposures that it has historically used financial instruments to manage. None of the instruments have been designated in a hedging relationship as of December 31, 2014 and 2013.

Interest Rate Risk

The Company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, the Company may use interest rate caps and other instruments to manage the mix of floating and fixed-rate debt.

Currency Exchange Rate Risk

The Company’s objective in managing exposure to currency fluctuations is to limit the exposure of certain cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. The Company experiences currency risks in its global operations as a result of various factors including intercompany local currency denominated loans, rental operations in various currencies and purchasing fleet in various currencies.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the estimated fair value of the Company's financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives(a)		Liability Derivatives(a)
	Years Ended December 31,		Years Ended December 31,
(In millions)	2014	2013	2014	2013
Gasoline swaps	$—	$2	$—	$—
Interest rate caps	25	9	25	9
Foreign currency forward contracts	6	2	2	5
Total	$31	$13	$27	$14
(a)    All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Accrued liabilities" on the Company's consolidated balance sheets.

The following table summarizes the gains and (losses) on financial instruments for the period indicated:

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
(In millions)		2014	2013
Gasoline swaps	Direct operating	$—	$2
Interest rate caps	Selling, general and administrative	(2)	(1)
Foreign currency forward contracts	Selling, general and administrative	(1)	(22)
Total		$(3)	$(21)

While the Company's gasoline swaps, foreign currency forward contracts and certain interest rate caps are subject to enforceable master netting agreements with their counterparties, the Company does not offset the derivative assets and liabilities in its consolidated balance sheets.

The impact of offsetting derivative instruments is depicted below as of December 31, 2014:

				Gross amounts not offset in Balance Sheet
Prepaid Expenses and Other Assets: (In millions)	Gross assets	Gross assets offset in Balance Sheet	Net recognized assets in Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate caps	$25	$—	$25	$—	$—	$25
Foreign currency forward contracts	6	—	6	(3)	—	3
Total	$31	$—	$31	$(3)	$—	$28

				Gross amounts not offset in Balance Sheet
Accrued Liabilities: (In millions)	Gross liabilities	Gross liabilities offset in Balance Sheet	Net recognized liabilities in Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate caps	$25	$—	$25	$(1)	$—	$24
Foreign currency forward contracts	2	—	2	(2)	—	—
Total	$27	$—	$27	$(3)	$—	$24

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impact of offsetting derivative instruments is depicted below as of December 31, 2013:

				Gross amounts not offset in Balance Sheet
Prepaid Expenses and Other Assets: (In millions)	Gross assets	Gross assets offset in Balance Sheet	Net recognized assets in Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Gasoline swaps	$2	$—	$2	$—	$—	$2
Interest rate caps	9	—	9	—	—	9
Foreign currency forward contracts	2	—	2	(2)	—	—
Total	$13	$—	$13	$(2)	$—	$11

				Gross amounts not offset in Balance Sheet
Accrued Liabilities: (In millions)	Gross liabilities	Gross liabilities offset in Balance Sheet	Net recognized liabilities in Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
Interest rate caps	$9	$—	$9	$—	$—	$9
Foreign currency forward contracts	5	—	5	(2)	—	3
Total	$14	$—	$14	$(2)	$—	$12

Note 17—Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market or, if none exists, the most advantageous market, for the specific asset or liability at the measurement date (referred to as the "exit price"). Fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability, including consideration of nonperformance risk.

The Company assesses the inputs used to measure fair value using the three-tier hierarchy promulgated under U.S.GAAP. This hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market.

Level 1: Inputs that reflect quoted prices for identical assets or liabilities in active markets that are observable.

Level 2: Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3: Inputs that are unobservable to the extent that observable inputs are not available for the asset or liability at the measurement date and include management's judgment about assumptions market participants would use in pricing the asset or liability.

Under U.S.GAAP, entities are allowed to measure certain financial instruments and other items at fair value. The Company has not elected the fair value measurement option for any of its assets or liabilities that meet the criteria for this option. Irrespective of the fair value option previously described, U.S.GAAP requires certain financial and non-financial assets and liabilities of the Company to be measured on either a recurring basis or on a nonrecurring basis as shown in the sections that follow.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of cash, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments. The Company's assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (EBITDA multiples and discount rate) and Level 3 (forecasted cash flows) inputs. See Note 3, "Summary of Critical and Significant Accounting Policies" — "Recoverability of Goodwill and Intangible Assets," for more information on the application of the use of fair value methodology.

Cash Equivalents and Investments

The Company’s cash equivalents primarily consist of money market accounts which the Company measures at fair value on a recurring basis. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets.

Investments in equity and other securities that are measured at fair value on a recurring basis consist of various mutual funds. The valuation of these securities is based on pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data.

The following table summarizes the ending balances of the Company's cash equivalents and investments.

	December 31, 2014				December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$146	$—	$—	$146	$449	$—	$—	$449
Equity and other securities	—	96	—	96	—	117	—	117
Marketable securities	—	—	—	—	—	—	151	151
Total	$146	$96	$—	$242	$449	$117	$151	$717

CAR, Inc.

As of December 31, 2014, the Company held a 16.2% equity investment in CAR, Inc., a publicly held company trading on the Hong Kong Stock Exchange, which is accounted for under the the equity method. The Company's net investment balance was approximately $264 million as of December 31, 2014, and is included in "Prepaid expenses and other assets" in the accompanying consolidated balance sheet. The fair value of the investment using quoted market prices (Level 1) was approximately $514 million as of December 31, 2014.

Marketable securities held by the Company as of December 31, 2013 consisted of convertible debt securities of CAR, Inc. which were classified as available-for-sale and which were carried at fair value within "Prepaid expenses and other assets." Unrealized gains and losses, net of related income taxes, associated with its investment were included in "Accumulated other comprehensive income." In April 2014, the Company converted all of its debt securities into additional equity of CAR, Inc. - see Note 5, "Acquisitions and Divestitures."

The following table summarizes the changes in fair value of CAR, Inc. convertible debt securities prior to conversion in April 2014, using Level 3 inputs (binomial valuation model) for the years ended December 31, 2014 and 2013, respectively:

(in millions)	December 31, 2014	December 31, 2013
Balance at the beginning of period	$151	$—
Reclassification of net unrealized gain on securities to prepaid expenses and other assets	(7)	—
Unrealized gains (losses) related to investments	(14)	21
Purchases	—	130
Settlements	(130)	—
Balance at the end of period	$—	$151

Financial Instruments

The fair value of the Company's financial instruments as of December 31, 2014 and 2013 are shown in Note 16, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

Debt Obligations

The fair value of the Company's debt is estimated based on quoted market rates as well as borrowing rates currently available for loans with similar terms and average maturities (Level 2 inputs).

	As of December 31, 2014		As of December 31, 2013
(in millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Corporate Debt	$6,428	$6,468	$6,419	$6,665
Fleet Debt	9,569	9,595	9,800	9,883
Total	$15,997	$16,063	$16,219	$16,548

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities measured at fair value during the year ended December 31, 2014 are as follows:

(In millions)	Balance	Level 1	Level 2	Level 3	Total Loss Adjustments
Long-lived assets held for sale	$67	$—	$—	$67	$24

Market and income approaches were used to value the long-lived assets and inputs included expected cash flows, recent comparable transactions, discounted cash flows, discount rate and growth rate. See Note 3, "Summary of Critical and Significant Accounting Policies—Finite Lived Intangible Assets," for more information on the application of the use of fair value methodology.

Note 18—Related Party Transactions

The Company provides relocation assistance to its employees in connection with the relocation of its corporate headquarters from Park Ridge, New Jersey to Estero, Florida. In connection with the relocation program, the Company entered into an agreement with a third-party provider of relocation services, part of which included purchases of the current residences of eligible employees on its behalf. Consistent with the practices of other, similarly-situated companies that undergo relocations, the purchase price of each of the residences was determined by obtaining multiple appraisals, which were averaged for the third party's purchase price. The total amount that the Company spent under the program during the year ended December 31, 2013 was $3 million for the executive officers. The Compensation Committee approved the program.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Agreements with the Icahn Group

On September 15, 2014, Hertz Holdings entered into a definitive Nomination and Standstill Agreement (the “Nomination and Standstill Agreement”) with Mr. Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, Beckton Corp., Vincent J. Intrieri, Samuel Merksamer and Daniel A. Ninivaggi (collectively, the “Icahn Group”).

Pursuant to the Nomination and Standstill Agreement, Mr. Vincent J. Intrieri, Mr. Samuel Merskamer and Mr. Daniel A. Ninivaggi (collectively, the “Icahn Designees”) were appointed to the Board of Directors of Hertz Holdings as Class II, Class I and Class I directors respectively effective as of September 15, 2014. Messrs. Intrieri, Merksamer and Ninivaggi were also appointed to the Board of Directors of Hertz. Pursuant to the Nomination and Standstill Agreement, so long as an Icahn Designee is a member of the Board, the Board will not be expanded to greater than ten directors without the approval from the Icahn Designees then on the Board. In addition, pursuant to the Nomination and Standstill Agreement, subject to certain restrictions and requirements, the Icahn Group will have certain replacement rights in the event an Icahn Designee resigns or is otherwise unable to serve as a director (other than as a result of not being nominated by Hertz Holdings for an annual meeting subsequent to the 2015 Annual Meeting).

Pursuant to the Nomination and Standstill Agreement, among other things, the Icahn Group agreed not to conduct a proxy contest regarding any matter, including the election of directors, with respect to the 2015 Annual Meeting of Stockholders (the “2015 Annual Meeting”). In addition, until the later of the (x) the 2015 Annual Meeting and (y) the date that no Icahn Designee is a member of the Board (or otherwise deemed to be on the Board pursuant to the terms of the Nomination and Standstill Agreement) (the “Board Representation Period”), the Icahn Group agrees to vote all of its shares of common stock of Hertz Holdings in favor of the election of all of Hertz Holdings’ director nominees at each annual or special meeting of Hertz Holdings. Also pursuant to the Nomination and Standstill Agreement, during the Board Representation Period, and subject to limited exceptions, the Icahn Group will adhere to certain standstill obligations, including the obligation to not solicit proxies or consents or influence others with respect to the same. The Icahn Group further agrees that during the Board Representation Period, subject to certain limited exceptions, the Icahn Group will not acquire or otherwise beneficially own more than 20% of Hertz Holdings’ outstanding voting securities.

In addition, pursuant to the Nomination and Standstill Agreement, the Board dissolved the previously existing Executive and Finance Committee of the Board, and agreed not to create a separate executive committee of the board so long as an Icahn Designee is a member of the Board.

If at any time the Icahn Group ceases to hold a “net long” position, as defined in the Nomination and Standstill Agreement, in at least (A) 28,500,000 shares of Hertz Holdings’ common stock, the Icahn Group will cause one Icahn Designee to promptly resign from the Board; (B) 22,800,000 shares of Hertz Holdings’ common stock, the Icahn Group will cause two Icahn Designees to promptly resign from the Board; and (C) 19,000,000 shares of Hertz Holdings’ common stock, the Icahn Group will cause all of the Icahn Designees to promptly resign from the Board and Hertz Holdings’ obligations under the Nomination and Standstill Agreement will terminate.

Pursuant to the Nomination and Standstill Agreement, the Company and the Icahn Group entered into a confidentiality agreement pursuant to which the Icahn Group agreed to treat any and all information concerning or relating to Hertz Holdings or any of its subsidiaries or affiliates furnished to the Icahn Group or their representatives as confidential. In addition, the Company and the Icahn Group agreed to enter into a customary registration rights agreement.

Financing Arrangements with Related Parties

On November 13, 2014 the Company signed a master loan agreement with Hertz Holdings for a facility size of $125 million with an expiration of November 13, 2015. The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of December 31, 2014 and 2013, there was a $95 million and $93 million receivable from Hertz Holdings, respectively.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Relationships

In connection with its car and equipment rental businesses, the Company enters into millions of rental transactions every year involving millions of customers. In order to conduct those businesses, the Company also procures goods and services from thousands of vendors. Some of those customers and vendors may be affiliated with members of the Company's Board. The Company believes that all such rental and procurement transactions have been conducted on an arms‑length basis and involved terms no less favorable to the Company than those that it believes would have been obtained in the absence of such affiliation. It is Company management’s policy to bring to the attention of its Board any transaction with a related party, even if the transaction arises in the ordinary course of business, if the terms of the transaction would be less favorable to the Company than those to which it would agree to in normal commercial circumstances.

Note 19—Guarantor and Non-Guarantor Annual Condensed Consolidating Financial Information

The following annual condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of December 31, 2014 and 2013 and the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) and Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, of (a) The Hertz Corporation, ("Parent”); (b) the Parent's subsidiaries that guarantee the Parent's indebtedness ("Guarantor Subsidiaries"); (c) the Parent's subsidiaries that do not guarantee the Parent's indebtedness ("Non-Guarantor Subsidiaries"); (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries ("Eliminations"); and of (e) the Company on a consolidated basis.

In December 2012, pursuant to a consent agreement Hertz Holdings entered into with the Federal Trade Commission in connection with the Dollar Thrifty acquisition, we consummated the Advantage Divestiture. Prior to the Advantage Divestiture, Simply Wheelz, the legal entity associated with Advantage, had been included within these condensed consolidating financial statements as a Guarantor Subsidiary. In February 2013 and March 2013, we added Dollar Thrifty and certain of its subsidiaries as guarantors under certain of our debt instruments and credit facilities. The following condensed consolidating financial information reflects the results of these changes for all periods presented.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The Guarantor Subsidiaries are 100% owned by the Parent and all guarantees are full and unconditional and joint and several. Additionally, substantially all of the assets of the Guarantor Subsidiaries are pledged under the Senior Credit Facilities, and consequently will not be available to satisfy the claims of the Company's general creditors. In lieu of providing separate unaudited financial statements for the Guarantor Subsidiaries, we have included the accompanying condensed consolidating financial statements based on Rule 3-10 of the SEC's Regulation S-X. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to our investors; therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

The Company has restated its previously issued consolidated financial statements as more fully described in Note 2, "Restatement." Restatement adjustments related to fiscal 2013 and 2012 reduced pre-tax income by $60 million and $76 million, respectively. The adjustments identified include:

Reserve and Estimates Recognition Restatement Adjustments

(a) Allowance for Doubtful Accounts and Credit Memos (U.S. Car Rental) - The historical methodology employed for doubtful customer accounts and credit memo allowances for the U.S. Car Rental business inappropriately used inaccurate write-off rates for receivables, aggregated receivables with significantly different credit risks for purposes of analysis and used assumptions in setting the reserve for credit memos that were not supported. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

(b) Allowance for Doubtful Accounts and Credit Memos (International Car Rental) - The historical methodology employed for doubtful customer accounts and credit memo allowances for the international car rental business inappropriately used inaccurate write-off rates for receivables, aggregated receivables with significantly different credit risks for

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purposes of analysis and did not include a reserve for credit memos. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

(c) Allowance for Doubtful Accounts and Credit Memos (Worldwide Equipment Rental) - The historical methodology employed for doubtful customer accounts and credit memo allowances for the worldwide equipment rental business inappropriately used rates that differed from historical norms, used unsupported assumptions, and contained formulaic errors. In addition, changes to the methodology in 2012 reduced the reserve requirement and slowed the rate of recording account write-offs. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

(d) Subrogation (Damage) Receivables and the Related Allowance for Doubtful Accounts (U.S. Car Rental) - This restatement matter relates to estimated recoveries from third parties responsible for damages to vehicles. The historical methodologies used to estimate the unbilled balances and the allowance accounts inappropriately used assumptions that lacked support, including using write-offs rather than collection history as a key assumption and changed methodologies without any supported basis, as well as contained formulaic errors. In addition, there were instances in which the amount recorded for the allowance was significantly less than the amount calculated based on the methodology in place at the time. The Company has revised the methodology used to calculate subrogation claims to utilize the ratio of claims collected compared to damage expense incurred. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

(e) Subrogation (Damage) Receivables and the Related Allowance for Doubtful Accounts (International Car Rental) - This restatement matter relates to estimated recoveries from third parties responsible for damages to vehicles. The historical methodologies used to estimate the allowance accounts inappropriately used assumptions that lacked support, including using write-offs rather than collection history as a key assumption, as well as contained formulaic errors. In addition, there were instances in which the amount recorded for the allowance was significantly less than the amount calculated based on the methodology in place at the time.

(f) Accrued Salvaged Vehicles (U.S. Car Rental) - This restatement matter relates to the reserve for estimated vehicle damages incurred in the U.S. car rental business but not reported as of period ends. The methodology used to estimate the reserve was changed without appropriate supporting documentation and the most significant, required element of the reserve was eliminated. As part of the restatement process, the Company has reinstated the previous methodology. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

(g) Credit Card Chargebacks (U.S. and International Car Rental) - The restatement matter relates to reserves established to accrue for future credit card chargebacks pertaining to completed revenue transactions with customers and for chargebacks received from credit card providers.  The reserves were understated in 2011, 2012 and 2013 for a variety of reasons.  These reasons included (1) the Company inappropriately changed the methodology for computing reserves established to accrue for future chargebacks in 2013 and (2) the Company erroneously excluded chargebacks received from credit card providers from the balances used to calculate the allowance for doubtful accounts.  Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

Accounting for Fleet Restatement Adjustments

(h) Rental Equipment Refurbishment (Worldwide Equipment Rental) - This restatement matter relates to refurbishment designed to extend the useful life of rental equipment used in the worldwide equipment rental business. At the time of refurbishment, the Company improperly reduced the cost basis of rental equipment that was subject to useful life extension. The reduction was effected by reversing accumulated depreciation on refurbished equipment as an offset to original cost. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

Fixed Assets Restatement Adjustments

(i) Fixed Assets and Construction in Progress and Capitalized Software (U.S. Car Rental, Worldwide Equipment Rental and Corporate) - This restatement matter relates to accounting for non-fleet fixed assets (e.g., leasehold improvements and property improvements) and capitalized software expenditures. The adjustments associated with non-fleet fixed assets  and capitalized software primarily relate to the Company’s identification of (1) expenditures that were capitalized

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rather than expensed, (2) the failure to write off abandoned projects included in construction in progress on a timely basis, (3) the failure to write off assets no longer in service, and (4) depreciation adjustments associated with assets that should have been placed in service at a date that preceded the placed-in-service date, including assets that had not yet been transferred from construction in progress to in service. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

Brazil Restatement Adjustment

(j) Brazil Adjustments (International Car Rental) - This restatement matter relates to the Brazilian operations of the International Car Rental business. Allowances for uncollectible balances were calculated using inappropriate methodologies, and certain assets, reserves for legal expenses and litigation, and intercompany account balances were not properly supported and consequently were written off. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

Reclassifications

(k) Cash reclassifications (All Segments) - The Company reclassified negative cash balances representing outstanding checks to accounts payable at period end despite, in some cases, the existence of bank agreements with legal right of offset against cash balances with the same banks.

(l) Internal Use Software reclassification (All Segments) - The Company reclassified all internal use software asset balances, including accumulated depreciation on these assets, to intangible assets. Previously, these assets were reported in property and equipment.

Other Restatement Adjustments

(m) Accrued Unbilled Accounts Receivable (U.S. Car Rental) - The Company over accrued revenue on open rental agreements related to the U.S. Car Rental business at period end because its calculation methodology was based on too limited a sample of open rental agreements. Also, vehicles that had been returned before period end, but that had not been processed as returned until after the look back period used in the calculation methodology, were treated as rented to customers at period end. Further, the rates utilized for certain types of transactions in the computation for the unbilled receivables were erroneous.

(n) Vehicle License Fees (U.S. Car Rental) - This restatement matter relates to vehicle registration cost amortization in the U.S. Car Rental business. The Company inappropriately changed its amortization period for vehicle registration cost to the life of the vehicle instead of the life of the registration or license. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

(o) Hertz #1 Gold Points Liability (U.S. Car Rental) - The Company has made adjustments to the reserves established for the liability associated with the redemption of points earned by customers enrolled in the Hertz Gold Plus Rewards Program.  The Company determined that these reserves were understated in 2011, 2012, and 2013 for a variety of reasons.  These reasons included: (1) a miscalculation of the rate at which customers would redeem points, (2) the use of incorrect income statement accounts in calculating the incremental costs associated with customers’ use of points, (3) the failure to reconcile the account from 2011 through 2013 and (4) a systems issue that prevented certain customer points from expiring as they should have when the Company modified its Gold Points expiration policy in 2011.

(p) Accounts payable (All Segments) - The accruals for expenses paid utilizing credit cards did not include amounts which have been incurred and are in the process of being billed to the Company.  In addition, the manual process and lack of automated interface controls with legacy systems and the failure to complete sufficient personnel training on the accounts payable Oracle ERP system module, among other factors, resulted in erroneous accruals including purchase orders, marketing and consulting spending.

(q) Asset Retirement Obligation (All Segments) - This restatement matter relates to asset restoration costs associated with contractual obligations included in lease agreements. The Company failed to account for global contractual

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

restoration costs on certain of its leased facilities, including its European headquarters at Uxbridge, United Kingdom. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

(r) Other Restatement Adjustments (All Segments) - There are certain other restatement matters not otherwise described in items (a) through (q) of this Note the adjustments of which are individually insignificant but, in aggregate with all the restatement matters, are significant to the financial statements.

(s) Taxes on income (loss) - There was a reduction in the amount of tax provision recognized as a result of the restatement adjustments identified above.

(t) Change in Accounting Principle - In 2014, the Company changed its method of calculating the market-related value of pension assets for purposes of determining the expected return on plan assets and accounting for asset gains and losses.

(u) Tax Reclassification - Separately from the tax impact of the company’s restatement, the company also corrected a balance sheet reclassification of certain of it’s tax liabilities from accrued taxes to deferred taxes on income, net.

(v)  During the preparation of this condensed consolidating financial information of The Hertz Corporation and Subsidiaries as of and for the year ended December 31, 2014, it was determined that the Due to/from Hertz affiliate balances for certain subsidiaries as of December 31, 2013 were overstated. Following are the restatement adjustments associated with this consolidating balance sheet reclassification as of that date. The above does not impact the consolidated Hertz Corporation and Subsidiaries.

(in millions)	Parent	Guarantor	Non-Guarantor	Eliminations	The Hertz Corporation and Subsidiaries
Due from Hertz Affiliate	$—	$1,711	$1,889	$(3,600)	$—
Due to Hertz affiliate	—	1,929	1,671	(3,600)	—

The impact of the restatements on the Parent, Guarantor Subsidiaries' and Non-Guarantor Subsidiaries' Condensed Consolidating Balance Sheet as of December 31, 2013, and their Statements of Operations and Comprehensive Income (Loss), and Statements of Cash Flows for the periods ending December 31, 2013 and 2012 is presented in the tables that follow and the references identified in the tables directly correlate to the adjustments detailed above.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$2	$14	$474	$—	$490
Restricted cash and cash equivalents	84	26	461	—	571
Receivables, net of allowance of $67	272	419	906	—	1,597
Due from Hertz affiliate	2,957	1,528	4,395	(8,785)	95
Inventories, net	20	25	22	—	67
Prepaid expenses and other assets	3,900	831	87	(3,901)	917
Revenue earning equipment, net	306	1,988	11,359	—	13,653
Property and equipment, net	730	308	284	—	1,322
Investment in subsidiaries, net	6,897	1,513	—	(8,410)	—
Other intangible assets, net	179	3,213	617	—	4,009
Goodwill	104	1,033	222	—	1,359
Total assets	$15,451	$10,898	$18,827	$(21,096)	$24,080
LIABILITIES AND EQUITY
Due to Hertz affiliate	$5,702	$1,005	$2,078	$(8,785)	$—
Accounts payable	65	212	731	—	1,008
Accrued liabilities	599	231	318	—	1,148
Accrued taxes	62	31	2,252	(2,211)	134
Debt	6,393	74	9,526	—	15,993
Public liability and property damage	135	57	193	—	385
Deferred taxes on income, net	—	2,541	2,066	(1,690)	2,917
Total liabilities	12,956	4,151	17,164	(12,686)	21,585
Equity:
Stockholder's equity	2,495	6,747	1,663	(8,410)	2,495
Total liabilities and equity	$15,451	$10,898	$18,827	$(21,096)	$24,080

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013
(In millions)

		Parent (The Hertz Corporation)		Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations		The Hertz Corporation & Subsidiaries
	Ref	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
ASSETS
Cash and cash equivalents	k	$76	$62	$5	$6	$342	$343	$—	$—	$423	$411
Restricted cash and cash equivalents	k	56	56	71	71	733	734	—	—	860	861
Receivables, net of allowance of $62	a, b, c, d, e, g, j, r	426	350	408	405	700	663	(21)	(21)	1,513	1,397
Due from Hertz affiliate	v	1,994	2,002	2,516	804	4,988	3,092	(9,405)	(5,805)	93	93
Inventories, net	p, r	25	25	36	32	31	30	—	—	92	87
Prepaid expenses and other assets	n, r	3,109	3,179	285	338	424	434	(3,101)	(3,236)	717	715
Revenue earning equipment, net	h, j, p, r	243	227	1,936	1,938	12,014	12,026	—	—	14,193	14,191
Property and equipment, net	i, l, r, q	913	713	330	313	271	259	—	—	1,514	1,285
Investment in subsidiaries, net		6,975	6,914	1,405	1,405	—	—	(8,380)	(8,319)	—	—
Other intangible assets, net	l, r	63	214	3,816	3,840	49	70	—	—	3,928	4,124
Goodwill	q	104	104	1,020	1,020	224	228	—	—	1,348	1,352
Total assets		$13,984	$13,846	$11,828	$10,172	$19,776	$17,879	$(20,907)	$(17,381)	$24,681	$24,516
LIABILITIES AND EQUITY
Due to Hertz affiliate	v	$3,841	$3,841	$2,666	$738	$2,898	$1,226	$(9,405)	$(5,805)	$—	$—
Accounts payable	k, p	151	170	218	246	599	605	—	—	968	1,021
Accrued liabilities	f, g, j, m, o, q, t	584	628	237	240	305	325	(21)	(21)	1,105	1,172
Accrued taxes	r, s, u	61	63	34	35	1,489	1,493	(1,381)	(1,446)	203	145
Debt		6,364	6,364	77	77	9,787	9,787	—	—	16,228	16,228
Public liability and property damage	r	99	100	62	62	187	189	—	—	348	351
Deferred taxes on income	s, u	—	—	2,293	2,338	2,372	2,371	(1,720)	(1,790)	2,945	2,919
Total liabilities		11,100	11,166	5,587	3,736	17,637	15,996	(12,527)	(9,062)	21,797	21,836
Equity:
Stockholder's equity	a-t	2,884	2,680	6,241	6,436	2,139	1,883	(8,380)	(8,319)	2,884	2,680
Total liabilities and equity		$13,984	$13,846	$11,828	$10,172	$19,776	$17,879	$(20,907)	$(17,381)	$24,681	$24,516

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2014
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$4,703	$2,799	$6,601	$(3,057)	$11,046
Expenses:
Direct operating	2,989	1,523	1,804	(2)	6,314
Depreciation of revenue earning equipment and lease charges, net	2,510	766	2,809	(3,051)	3,034
Selling, general and administrative	528	216	348	(4)	1,088
Interest expense, net	344	20	277	—	641
Other (income) expense, net	(22)	(5)	12	—	(15)
Total expenses	6,349	2,520	5,250	(3,057)	11,062
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(1,646)	279	1,351	—	(16)
(Provision) benefit for taxes on income	612	(150)	(524)	—	(62)
Equity in earnings (losses) of subsidiaries (net of tax)	956	114	—	(1,070)	—
Net income (loss)	$(78)	$243	$827	$(1,070)	$(78)
Other comprehensive income (loss), net of tax	(121)	(6)	(112)	118	(121)
Comprehensive income (loss)	$(199)	$237	$715	$(952)	$(199)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2013
(In millions)

		Parent (The Hertz Corporation)		Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations		The Hertz Corporation & Subsidiaries
	Ref	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Total revenues	a, b, c, g, m, r	$4,545	$4,552	$2,673	$2,678	$6,712	$6,712	$(3,158)	$(3,167)	$10,772	$10,775
Expenses:
Direct operating	d, e, f, j, m, n, p, q, r, t	2,555	2,576	1,464	1,468	1,735	1,735	(2)	(2)	5,752	5,777
Depreciation of revenue earning equipment and lease charges, net	r	2,714	2,723	656	656	2,309	2,316	(3,153)	(3,162)	2,526	2,533
Selling, general and administrative	a, b, c, d, e, i, j, o, p, q, r	482	510	213	214	330	332	(3)	(3)	1,022	1,053
Interest expense, net of interest income	r	337	337	34	34	295	298	—	—	666	669
Other (income) expense, net	r	55	51	(6)	(6)	18	19	—	—	67	64
Total expenses		6,143	6,197	2,361	2,366	4,687	4,700	(3,158)	(3,167)	10,033	10,096
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries		(1,598)	(1,645)	312	312	2,025	2,012	—	—	739	679
(Provision) benefit for taxes on income (loss)	s	597	619	(128)	(130)	(814)	(818)	—	—	(345)	(329)
Equity in earnings (losses) of subsidiaries (net of tax)		1,394	1,376	155	155	—	—	(1,549)	(1,531)	—	—
Net income (loss)		$393	$350	$339	$337	$1,211	$1,194	$(1,549)	$(1,531)	$394	$350
Other comprehensive income (loss), net of tax		34	29	(7)	(7)	(24)	(21)	31	28	34	29
Comprehensive income (loss)		$427	$379	$332	$330	$1,187	$1,173	$(1,518)	$(1,503)	$428	$379

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2012
(In millions)

		Parent (The Hertz Corporation)		Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations		The Hertz Corporation & Subsidiaries
	Ref	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Total revenues	a, b, c, g, m, r	$4,259	$4,255	$1,144	$1,140	$6,109	$6,129	$(2,487)	$(2,511)	$9,025	$9,013
Expenses:
Direct operating	d, e, f, j, m, n, o, p, q, r, t	2,385	2,430	650	656	1,771	1,776	—	(1)	4,806	4,861
Depreciation of revenue earning equipment and lease charges, net	r	2,379	2,382	245	244	1,992	2,011	(2,487)	(2,509)	2,129	2,128
Selling, general and administrative	a, b, c, d, e, i, j, o, p, q, r	474	482	178	178	316	318	—	—	968	978
Interest expense, net of interest income	r	254	254	39	39	301	303	—	—	594	596
Other (income) expense, net	r	(11)	(14)	24	25	22	22	—	—	35	33
Total expenses		5,481	5,534	1,136	1,142	4,402	4,430	(2,487)	(2,510)	8,532	8,596
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries		(1,222)	(1,279)	8	(2)	1,707	1,699	—	(1)	493	417
(Provision) benefit for taxes on income (loss)	s	478	498	(31)	(27)	(668)	(671)	—	—	(221)	(200)
Equity in earnings (losses) of subsidiaries (net of tax)		1,016	998	60	60	—	—	(1,076)	(1,058)	—	—
Net income (loss)		$272	$217	$37	$31	$1,039	$1,028	$(1,076)	$(1,059)	$272	$217
Other comprehensive income (loss), net of tax		2	1	1	1	10	12	(11)	(13)	2	1
Comprehensive income (loss)		$274	$218	$38	$32	$1,049	$1,040	$(1,087)	$(1,072)	$274	$218

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(387)	$456	$4,425	$(1,037)	$3,457
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(27)	45	265	—	283
Revenue earning equipment expenditures	(243)	(596)	(10,450)	—	(11,289)
Proceeds from disposal of revenue earning equipment	183	261	7,765	—	8,209
Capital asset expenditures, non-fleet	(195)	(54)	(125)	—	(374)
Proceeds from disposal of property and equipment	43	17	33	—	93
Capital contributions to subsidiaries	(1,614)	(37)	—	1,651	—
Return of capital from subsidiaries	1,722	—	—	(1,722)	—
Loan to Parent / Guarantor from Non-Guarantor	—	(43)	(437)	480	—
Acquisitions, net of cash acquired	—	(28)	(47)	—	(75)
Equity method investment	—	—	(30)	—	(30)
Repayments of loans with Hertz Global Holdings, Inc.	(28)	—	—	—	(28)
Proceeds from loans with Hertz Global Holdings, Inc.	25	—	—	—	25
Net cash provided by (used in) investing activities	(134)	(435)	(3,026)	409	(3,186)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	400	—	400
Payment of long-term debt	(42)	—	(1,141)	—	(1,183)
Short-term borrowings:
Proceeds	—	—	626	—	626
Payments	—	—	(726)	—	(726)
Proceeds under the revolving lines of credit	2,507	—	3,357	—	5,864
Payments under the revolving lines of credit	(2,431)	(10)	(2,640)	—	(5,081)
Capital contributions received	—	—	1,651	(1,651)	—
Loan to Parent / Guarantor From Non-Guarantor	437	—	43	(480)	—
Payment of dividends and return of capital	—	—	(2,759)	2,759	—
Payment of financing costs	(12)	(3)	(48)	—	(63)
Other	2	—	—	—	2
Net cash provided by (used in) financing activities	461	(13)	(1,237)	628	(161)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(31)	—	(31)
Net change in cash and cash equivalents during the period	(60)	8	131	—	79
Cash and cash equivalents at beginning of period	62	6	343	—	411
Cash and cash equivalents at end of period	$2	$14	$474	$—	$490

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(In millions)

		Parent (The Hertz Corporation)		Guarantor Subsidiaries			Non- Guarantor Subsidiaries		Eliminations		The Hertz Corporation & Subsidiaries
	Ref	As Reported	As Restated	As Reported		As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net cash provided by (used in) operating activities	a, b, c, d, e, f, g, i, j, k, m ,n, o, p, q, r, s	$181	$164	$525		$540	$3,821	$3,827	$(916)	$(916)	$3,611	$3,615
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	k	(23)	(24)	(54)		(60)	(231)	(231)	—	—	(308)	(315)
Revenue earning equipment expenditures	h	(149)	(138)	(886)		(889)	(9,263)	(9,262)	—	—	(10,298)	(10,289)
Proceeds from disposal of revenue earning equipment	h, f, r	137	126	350		353	6,777	6,777	—	—	7,264	7,256
Capital asset expenditures, non-fleet	i, r, p	(194)	(198)	(33)		(40)	(88)	(89)	—	—	(315)	(327)
Proceeds from disposal of property and equipment	i	42	50	6		6	25	25	—	—	73	81
Capital contributions to subsidiaries		(938)	(938)	—		—	—	—	938	938	—	—
Return of capital from subsidiaries		1,134	1,134	183		183	—	—	(1,317)	(1,317)	—	—
Loan to Parent / Guarantor from Non-Guarantor		—	—	(57)		(57)	(196)	(196)	253	253	—	—
Acquisitions, net of cash acquired		—	—	(15)		(15)	(26)	(26)	—	—	(41)	(41)
Equity method investment		—	—	—		—	(213)	(213)	—	—	(213)	(213)
Repayments of loans with Hertz Global Holdings, Inc.		(129)	(129)	—		—	—	—	—	—	(129)	(129)
Proceeds from loans with Hertz Global Holdings, Inc.		49	49	—	—	—	—	—	—	—	49	49
Other	r	—	—	—		—	(1)	(2)	—	—	(1)	(2)
Net cash provided by (used in) investing activities		(71)	(68)	(506)		(519)	(3,216)	(3,217)	(126)	(126)	(3,919)	(3,930)
Cash flows from financing activities:
Proceeds from issuance of long-term debt		250	250	—		—	2,025	2,025	—	—	2,275	2,275
Payment of long-term debt		(34)	(34)	—		—	(1,011)	(1,011)	—	—	(1,045)	(1,045)
Short-term borrowings:
Proceeds		—	—	—		—	596	596	—	—	596	596
Payments		—	—	—		—	(1,018)	(1,018)	—	—	(1,018)	(1,018)
Proceeds under the revolving lines of credit		2,280	2,280	3		3	6,729	6,729	—	—	9,012	9,012
Payments under the revolving lines of credit		(2,322)	(2,322)	(14)		(14)	(6,768)	(6,768)	—	—	(9,104)	(9,104)
Capital contributions received		—	—	—		—	938	938	(938)	(938)	—	—
Loan to Parent / Guarantor From Non-Guarantor		253	253	—		—	—	—	(253)	(253)	—	—
Payment of dividends and return of capital		(482)	(482)	—		—	(2,233)	(2,233)	2,233	2,233	(482)	(482)
Payment of financing costs		(9)	(9)	(10)		(10)	(35)	(35)	—	—	(54)	(54)
Other		5	5	—		—	—	—	—	—	5	5
Net cash provided by (used in) financing activities		(59)	(59)	(21)		(21)	(777)	(777)	1,042	1,042	185	185
Effect of foreign exchange rate changes on cash and cash equivalents		—	—	—		—	—	—	—	—	—	—
Net change in cash and cash equivalents during the period		51	37	(2)		—	(172)	(167)	—	—	(123)	(130)
Cash and cash equivalents at beginning of period	k	25	25	7		6	514	510	—	—	546	541
Cash and cash equivalents at end of period	k	$76	$62	$5		$6	$342	$343	$—	$—	$423	$411

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012
(In millions)

		Parent (The Hertz Corporation)		Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations		The Hertz Corporation & Subsidiaries
	Ref	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net cash provided by (used in) operating activities	a, b, c, d, e, f, g, i, j, k, m, n, o, q, r, s	$(878)	$(876)	$601	$603	$3,793	$3,792	$(776)	$(776)	$2,740	$2,743
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	k	12	12	11	5	(264)	(254)	—	—	(241)	(237)
Revenue earning equipment expenditures	r	(88)	(86)	(765)	(765)	(8,760)	(8,760)	—	—	(9,613)	(9,611)
Proceeds from disposal of revenue earning equipment	h, r	80	76	276	278	6,769	6,769	—	—	7,125	7,123
Capital asset expenditures, non-fleet	i, r	(173)	(174)	(34)	(34)	(90)	(90)	—	—	(297)	(298)
Proceeds from disposal of property and equipment	i	67	70	12	12	43	43	—	—	122	125
Capital contributions to subsidiaries		(2,990)	(2,990)	—	—	—	—	2,990	2,990	—	—
Return of capital from subsidiaries		3,106	3,106	100	100	—	—	(3,206)	(3,206)	—	—
Loan to Parent / Guarantor from Non-Guarantor		—	—	—	—	(385)	(385)	385	385	—	—
Acquisitions, net of cash acquired		(1,708)	(1,708)	(197)	(197)	—	—	—	—	(1,905)	(1,905)
Proceeds from disposal of business		—	—	—	—	85	84	—	—	85	84
Repayments of loans with Hertz Global Holdings, Inc.		(25)	(25)	—	—	—	—	—	—	(25)	(25)
Proceeds from loans with Hertz Global Holdings, Inc.		12	12	—	—	—	—	—	—	12	12
Other	r	—	—	—	—	(3)	(2)	—	—	(3)	(2)
Net cash provided by (used in) investing activities		(1,707)	(1,707)	(597)	(601)	(2,605)	(2,595)	169	169	(4,740)	(4,734)
Cash flows from financing activities:
Proceeds from issuance of long-term debt		2,210	2,210	—	—	27	27	—	—	2,237	2,237
Payment of long-term debt		(650)	(650)	—	—	(302)	(302)	—	—	(952)	(952)
Short-term borrowings:
Proceeds		—	—	—	—	438	438	—	—	438	438
Payments		(27)	(27)	—	—	(1,253)	(1,253)	—	—	(1,280)	(1,280)
Proceeds under the revolving lines of credit		2,820	2,820	4	4	3,640	3,640	—	—	6,464	6,464
Payments under the revolving lines of credit		(2,599)	(2,599)	(5)	(5)	(2,586)	(2,586)	—	—	(5,190)	(5,190)
Capital contributions received		—	—	—	—	2,990	2,990	(2,990)	(2,990)	—	—
Loan to Parent / Guarantor From Non-Guarantor		385	385	—	—	—	—	(385)	(385)	—	—
Payment of dividends and return of capital		(25)	(25)	—	—	(3,982)	(3,982)	3,982	3,982	(25)	(25)
Purchase of noncontrolling interest		(38)	(38)	—	—	—	—	—	—	(38)	(38)
Payment of financing costs		(35)	(35)	(3)	(3)	(11)	(11)	—	—	(49)	(49)
Other		4	3	—	—	—	—	—	—	4	3
Net cash provided by (used in) financing activities		2,045	2,044	(4)	(4)	(1,039)	(1,039)	607	607	1,609	1,608
Effect of foreign exchange rate changes on cash and cash equivalents		—	—	—	—	6	6	—	—	6	6
Net change in cash and cash equivalents during the period		(540)	(539)	—	(2)	155	164	—	—	(385)	(377)
Cash and cash equivalents at beginning of period	k	565	564	7	8	359	346	—	—	931	918
Cash and cash equivalents at end of period	k	$25	$25	$7	$6	$514	$510	$—	$—	$546	$541

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20—Subsequent Events
Acquisition

In February 2015, the Company acquired substantially all of the assets of certain Hertz-branded franchises including existing fleets and contract and concession rights for $87 million. The acquisition was part of a strategic decision to increase the number of Hertz-owned locations and capitalize on certain benefits of ownership not available under a franchise agreement.

Fleet Debt

RCFC U.S. Fleet Medium Term Notes: In February 2015, the RCFC U.S. Fleet Medium Term Notes were paid in full as scheduled in accordance with their terms.

HVF II U.S. Fleet Medium Term Notes: In April 2015, HVF II issued the Series 2015-1 Rental Car Asset-Backed Notes, Class A, Class B, and Class C, or the “HVF II Series 2015-1 Notes”, collectively, in an aggregate principal amount of $780 million. The expected maturity of the HVF II Series 2015-1 Notes is March 2020. The HVF II Series 2015-1 Notes are comprised of $622 million aggregate principal amount of 2.73% Rental Car Asset-Backed Notes, Class A, $119 million aggregate principal amount of 3.52% Rental Car Asset-Backed Notes, Class B, and $39 million aggregate principal amount of 4.35% Rental Car Asset-Backed Notes, Class C. The net proceeds from the sale of the HVF II Series 2015-1 Notes were used (i) to repay a portion of the outstanding principal amount of HVF II's Series 2013-A Notes and HVF II's Series 2014-A Notes and (ii) to make loans to HVF for HVF to acquire or refinance vehicles to be leased to the Company or DTG Operations, Inc. for use in their daily rental operations.

Capitalized Leases: In May 2015, the U.K. Leveraged Financing was amended to provide for aggregate maximum leasing capacity (subject to asset availability) of up to £300 million during the peak season and at the same time amended and increased the ongoing core facility to £250 million.

European Revolving Credit Facility: In May 2015, HHN BV amended the European Revolving Credit Facility to provide for aggregate maximum borrowings of up to £340 million during the peak season, subject to borrowing base availability, for a seasonal commitment period through December 2015.

HFLF Medium Term Notes: In June 2015, HFLF issued $300 million in aggregate principal amount of Series 2015-1 Floating Rate Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E, or the “HFLF Series 2015-1 Notes,” collectively. The net proceeds from the issuance of the HFLF Series 2015-1 Notes were used (i) to repay a portion of amounts then-outstanding under the HFLF Series 2014-1 Notes and the HFLF Series 2013-2 Notes and (ii) to make loans to DNRS II. The HFLF Series 2015-1 Notes are floating rate and carry an interest rate based upon a spread to one-month LIBOR. An affiliate of HFLF purchased the Class E Notes.

Waivers

In May 2015, the Company obtained waivers from the requisite noteholders of its Senior Notes to amend and waive (the “Senior Notes Amendments and Waiver”) certain provisions of the indentures pursuant to which the Senior Notes were issued (the “Senior Notes Indentures”). The Senior Notes Amendments and Waiver amend, effective as of March 30, 2014, the reporting covenant in each of the Senior Notes Indentures to eliminate any obligation for the Company (or HHN BV as applicable) to deliver to the trustee or the noteholders or file with the SEC (i) its annual report on Form 10-K for the period ended December 31, 2014 and its quarterly reports on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015, in each case prior to September 30, 2015 and (ii) its quarterly reports on Form 10-Q for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014. Pursuant to the Senior Notes Amendments and Waiver, holders also waived any default or event of default under the relevant Senior Notes Indenture that may occur or exist as a result of or in connection with the Company not filing any amendments to previously filed SEC reports or the failure to timely deliver to the trustee or the noteholders, or file with the SEC, the delayed SEC reports.

In May 2015, the Company and HVF obtained waivers from the requisite noteholders of the U.S. Fleet Medium Term Notes to amend and waive (the “HVF Amendments and Waiver”) certain provisions of the operating lease between the Company and HVF that secures the U.S. Fleet Medium Term Notes (the “HVF Legacy Lease”). The HVF

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amendments and Waiver amend the HVF Legacy Lease, effective as of March 30, 2014, to eliminate the requirement to furnish (or cause to be furnished) the quarterly reports on Form 10-Q for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014 under the HVF Legacy Lease and in connection with the foregoing the noteholders waived any potential event of default or event of default under the HVF Legacy Lease that may occur or exist as a result, directly or indirectly arising out of or in connection with the failure to furnish (or cause to be furnished) such quarterly reports.

In June 2015, HHN BV obtained waivers from the requisite noteholders of its European Fleet Notes to amend and waive (the “European Fleet Notes Amendments and Waivers”) certain provisions of the indenture pursuant to which the European Fleet Notes were issued (the “European Fleet Notes Indenture”). The European Fleet Notes Amendments and Waiver amend, effective as of March 30, 2014, the reporting covenant in the European Fleet Notes Indenture to eliminate any obligation for the Company (or HHN BV as applicable) to deliver to the trustee or the noteholders or file with the SEC (i) its annual report on Form 10-K for the period ended December 31, 2014 and its quarterly reports on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015, in each case prior to September 30, 2015 and (ii) its quarterly reports on Form 10-Q for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014. Pursuant to the Senior Notes Amendments and Waiver, holders also waived any default or event of default under the European Fleet Notes Indenture that may occur or exist as a result of or in connection with the Company not filing any amendments to previously filed SEC reports or the failure to timely deliver to the trustee or the noteholders, or file with the SEC, the delayed SEC reports.

In June 2015, the Company and/or certain of its subsidiaries obtained extensions of previously obtained waivers under the Senior ABL Facility, HVF II U.S. Fleet Variable Funding Notes, European Revolving Credit Facility, European Securitization, Hertz-Sponsored Canadian Securitization, Dollar Thrifty-Sponsored Canadian Securitization, Australian Securitization, U.K. Leveraged Financing, our U.S. Fleet Financing Facility, and various derivative transactions, in each case through August 31, 2015. Such lenders permanently waived any of the aforementioned events arising from the failure to file such financial information within the required time periods. The waivers also facilitate the Company filing a comprehensive annual report on Form 10-K for the period ended December 31, 2014, including audited financial statements of the Company for the year ended December 31, 2014 and unaudited financial statements of Hertz for the fiscal quarters ending March 31, 2014, June 30, 2014 and September 30, 2014, to satisfy its 2014 financial statement delivery obligations under such facilities. In addition, the lenders under such facilities have waived any of the aforementioned events that could arise from any restatement of annual and quarterly financial statements previously delivered by the Company and/or certain of its subsidiaries under such facilities.

For so long as the waivers remain effective, any potential and/or actual defaults and potential amortization events ceased to exist and were deemed to have been cured for all purposes of the related transaction documents.

Contingencies

In February 2015, the French Competition Authority issued a Statement of Objections claiming that several car rental companies, including Hertz and certain of its subsidiaries, violated French competition law by receiving historic market information from twelve French airports relating to the car rental companies operating at those airports and by engaging in a concerted practice relating to train station surcharges. Hertz believes that it has valid defenses and intends to vigorously defend against the allegations, but, due to the early stage at which the proceedings are, Hertz is currently unable to predict the likely outcome of the proceedings or range of reasonably possible losses, which may be material.

In July 2015, Ryanair filed a complaint against Hertz Europe Limited, a subsidiary of the Company, in the High Court of Justice, Queen’s Bench Division, Commercial Court, Royal Courts of Justice of the United Kingdom alleging breach of contract in connection with Hertz Europe Limited’s termination of its car hire agreement with Ryanair following a contractual dispute with respect to Ryanair’s agreement to begin using third party ticket distributors. The complaint seeks damages, interest and costs, together with attorney fees. The Company believes that it has valid and meritorious defenses and it intends to vigorously defend against these allegations, but litigation is subject to many uncertainties and the outcome of this matter is not predictable with assurance. It is possible that this matter could be decided unfavorably to the Company, however, the Company is currently unable to estimate the range of these possible losses in excess of amounts accrued, but they could be material.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Divestiture

In June 2015, the Company signed a letter of intent for the sale of its HERC France and Spain businesses. The proposed transaction includes 60 locations in France and two in Spain. The proposed transaction is subject to receipt of the requisite works council opinions, the signing of the sale agreements and obtaining required corporate and regulatory approvals.

Equity Method Investment

The fair value of the Company's CAR, Inc. equity method investment has been negatively impacted by recent volatility in the markets in China and other factors. The fair value of the investment at July 9, 2015 using quoted market prices (Level 1) was approximately $710 million.

Note 21—Quarterly Financial Information (Unaudited)

As further described in Note 2 - "Restatement," in lieu of filing quarterly reports on Form 10-Q for 2014, quarterly financial data for 2014 and 2013 (as restated) is included in this Annual Report in the tables that follow. Amounts are computed independently each quarter, therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

QUARTERLY CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
	March 31, 2014	June 30, 2014	September 30, 2014
ASSETS
Cash and cash equivalents	$498	$540	$629
Restricted cash and cash equivalents	453	717	748
Receivables, net of allowance of $69, $70 and $66, respectively	1,344	1,511	1,702
Due from Hertz Global Holdings, Inc.	114	95	96
Inventories, net	94	103	94
Prepaid expenses and other assets	818	772	786
Revenue earning equipment, at cost:
Cars	14,995	16,553	15,809
Less accumulated depreciation - cars	(2,931)	(3,244)	(3,491)
Other equipment	3,585	3,695	3,707
Less accumulated depreciation - other equipment	(1,144)	(1,175)	(1,173)
Revenue earning equipment, net	14,505	15,829	14,852
Property and equipment:
Land, buildings and leasehold improvements	1,282	1,319	1,325
Service equipment and other	1,051	1,066	1,067
Less accumulated depreciation	(1,051)	(1,108)	(1,128)
Property and equipment, net	1,282	1,277	1,264
Other intangible assets, net	4,100	4,067	4,049
Goodwill	1,353	1,353	1,349
Total assets	$24,562	$26,264	$25,569
LIABILITIES AND EQUITY
Accounts payable	$1,307	$1,705	$1,078
Accrued liabilities	1,166	1,078	1,156
Accrued taxes, net	160	155	191
Debt	16,042	17,310	16,986
Public liability and property damage	366	378	385
Deferred taxes on income, net	2,917	2,941	2,963
Total liabilities	21,958	23,567	22,759
Commitments and contingencies	—	—	—
Equity:
The Hertz Corporation and Subsidiaries stockholder's equity
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—	—
Additional paid-in capital	3,562	3,570	3,570
Accumulated deficit	(945)	(872)	(722)
Accumulated other comprehensive loss	(13)	(1)	(38)
Total equity	2,604	2,697	2,810
Total liabilities and equity	$24,562	$26,264	$25,569

QUARTERLY CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(As Restated)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2013 (1)	June 30, 2013 (2)	September 30, 2013 (3)
ASSETS
Cash and cash equivalents	$650	$467	$505
Restricted cash and cash equivalents	415	390	522
Receivables, net of allowance of $58, $56 and $67, respectively	1,448	1,545	1,597
Due from Hertz Global Holdings, Inc.	13	1	11
Inventories, net	107	127	104
Prepaid expenses and other assets	543	755	666
Revenue earning equipment:
Cars	13,632	15,418	15,177
Less accumulated depreciation - cars	(1,958)	(2,125)	(2,396)
Other equipment	3,336	3,452	3,514
Less accumulated depreciation - other equipment	(1,060)	(1,062)	(1,102)
Revenue earning equipment, net	13,950	15,683	15,193
Property and equipment:
Land, buildings and leasehold improvements	1,224	1,241	1,284
Service equipment and other	1,033	1,041	950
Less accumulated depreciation	(991)	(1,021)	(958)
Property and equipment, net	1,266	1,261	1,276
Other intangible assets, net	4,161	4,136	4,126
Goodwill	1,346	1,363	1,363
Total assets	$23,899	$25,728	$25,363
LIABILITIES AND EQUITY
Accounts payable	$1,337	$1,520	$981
Accrued liabilities	1,260	1,242	1,356
Accrued taxes, net	146	138	182
Debt	15,876	17,394	17,055
Public liability and property damage	322	328	347
Deferred taxes on income, net	2,687	2,739	2,812
Total liabilities	21,628	23,361	22,733
Commitments and contingencies
Equity:
The Hertz Corporation and Subsidiaries stockholder's equity
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—	—
Additional paid-in capital	3,520	3,533	3,548
Accumulated deficit	(1,199)	(1,091)	(861)
Accumulated other comprehensive loss	(50)	(75)	(57)
Total equity	2,271	2,367	2,630
Total liabilities and equity	$23,899	$25,728	$25,363

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	First Quarter	Second Quarter	Year to Date Second Quarter	Third Quarter	Year to Date Third Quarter	Fourth Quarter
	2014	2014	2014	2014	2014	2014
Revenues:
Worldwide car rental	$2,039	$2,304	$4,343	$2,563	$6,907	$2,000
Worldwide equipment rental	358	384	743	413	1,155	416
All other operations	139	142	280	145	425	143
Total revenues	2,536	2,830	5,366	3,121	8,487	2,559
Expenses:
Direct operating	1,443	1,594	3,037	1,702	4,738	1,575
Depreciation of revenue earning equipment and lease charges, net	726	708	1,434	746	2,180	853
Selling, general and administrative	276	265	541	303	844	246
Interest expense, net	153	162	315	163	479	163
Other (income) expense, net	(3)	(22)	(25)	3	(22)	6
Total expenses	2,595	2,707	5,302	2,917	8,219	2,843
Income (loss) before income taxes	(59)	123	64	204	268	(284)
(Provision) benefit for taxes on income (loss)	(8)	(50)	(58)	(54)	(112)	50
Net income (loss)	$(67)	$73	$6	$150	$156	$(234)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)
	(As Restated)
	First Quarter	Second Quarter	Year to Date Second Quarter	Third Quarter	Year to Date Third Quarter	Fourth Quarter
	2013 (4)	2013 (5)	2013 (6)	2013 (7)	2013 (8)	2013 (9)
Revenues:
Worldwide car rental	$1,955	$2,197	$4,153	$2,538	$6,690	$2,019
Worldwide equipment rental	353	381	734	403	1,138	401
All other operations	129	130	258	134	392	135
Total revenues	2,437	2,708	5,145	3,075	8,220	2,555
Expenses:
Direct operating	1,364	1,417	2,781	1,547	4,328	1,449
Depreciation of revenue earning equipment and lease charges, net	589	632	1,220	672	1,893	641
Selling, general and administrative	250	287	538	282	819	234
Interest expense, net	161	168	329	173	502	168
Other (income) expense, net	—	(2)	(2)	44	42	21
Total expenses	2,364	2,502	4,866	2,718	7,584	2,513
Income (loss) before income taxes	73	206	279	357	636	42
(Provision) benefit for taxes on income (loss)	(59)	(86)	(145)	(128)	(272)	(56)
Net income (loss)	$14	$120	$134	$229	$364	$(14)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

QUARTERLY CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Three Months Ended March 31, 2014	Six Months Ended June 30, 2014	Nine Months Ended September 30, 2014
Cash flows from operating activities:
Net income (loss)	$(67)	$6	$156
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning equipment, net	707	1,393	2,119
Depreciation and amortization, non-fleet assets	90	180	272
Amortization and write-off of deferred financing costs	12	27	41
Amortization and write-off of debt discount	(2)	(4)	(8)
Stock-based compensation charges	8	13	14
Provision for receivables allowance	16	32	47
Deferred taxes on income	(5)	23	33
Impairment charges and asset write-downs	—	10	10
Other	2	(4)	3
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(85)	(284)	(187)
Inventories, prepaid expenses and other assets	(25)	(51)	(58)
Accounts payable	2	32	34
Accrued liabilities	75	(2)	153
Accrued taxes	16	7	57
Public liability and property damage	16	28	47
Net cash provided by (used in) operating activities	760	1,406	2,733
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	407	143	107
Revenue earning equipment expenditures	(2,582)	(5,996)	(8,442)
Proceeds from disposal of revenue earning equipment	1,859	3,717	5,316
Capital asset expenditures, non-fleet	(75)	(151)	(232)
Proceeds from disposal of property and equipment	25	45	67
Acquisitions, net of cash acquired	(6)	(6)	(69)
Equity method investment	—	—	(30)
Repayments of loans with Hertz Global Holdings, Inc.	(14)	(27)	(28)
Proceeds from loans with Hertz Global Holdings, Inc.	—	25	25
Other investing activities	—	—	—
Net cash provided by (used in) investing activities	(386)	(2,250)	(3,286)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

QUARTERLY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Three Months Ended March 31, 2014	Six Months Ended June 30, 2014	Nine Months Ended September 30, 2014
Cash flows from financing activities:
Proceeds from issuance of long-term debt	400	414	400
Repayments of long-term debt	(92)	(97)	(207)
Short-term borrowings:
Proceeds	169	269	528
Payments	(259)	(369)	(537)
Proceeds under the revolving lines of credit	1,081	2,779	4,018
Payments under the revolving lines of credit	(1,582)	(2,017)	(3,405)
Payment of financing costs	(7)	(6)	(12)
Other	3	2	4
Net cash provided by financing activities	(287)	975	789
Effect of foreign exchange rate changes on cash and cash equivalents	—	(2)	(18)
Net change in cash and cash equivalents during the period	87	129	218
Cash and cash equivalents at beginning of period	411	411	411
Cash and cash equivalents at end of period	$498	$540	$629

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

QUARTERLY CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	(As Restated)
	Three Months Ended March 31, 2013 (10)	Six Months Ended June 30, 2013 (11)	Nine Months Ended September 30, 2013 (12)
Cash flows from operating activities:
Net income (loss)	$14	$134	$364
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning equipment	572	1,186	1,833
Depreciation and amortization, non-fleet assets	84	167	249
Amortization and write-off of deferred financing costs	11	25	41
Amortization and write-off of debt discount	(1)	(3)	(5)
Stock-based compensation charges	8	18	31
Provision for receivables allowance	21	35	59
Deferred taxes on income	37	93	177
Impairment charges and asset write-downs	—	2	42
Other	(1)	(4)	(4)
Changes in assets and liabilities:
Receivables	(43)	(229)	(182)
Inventories, prepaid expenses and other assets	(24)	(41)	(2)
Accounts payable	46	89	88
Accrued liabilities	27	5	118
Accrued taxes	1	(11)	26
Public liability and property damage	(10)	(15)	(2)
Net cash provided by operating activities	742	1,451	2,833
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	127	153	24
Revenue earning equipment expenditures	(3,254)	(6,812)	(9,318)
Proceeds from disposal of revenue earning equipment	2,236	3,738	5,661
Capital asset expenditures, non-fleet	(78)	(166)	(250)
Proceeds from disposal of property and equipment	24	45	66
Acquisitions, net of cash acquired	(3)	(14)	(14)
Equity method investment	—	(213)	(213)
Repayments of loans with Hertz Global Holdings, Inc.	(17)	(25)	(39)
Proceeds from loans with Hertz Global Holdings, Inc.	16	37	40
Other investing activities	—	(4)	(3)
Net cash used in investing activities	(949)	(3,261)	(4,046)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

QUARTERLY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
	(As Restated)
	Three Months Ended March 31, 2013 (10)	Six Months Ended June 30, 2013 (11)	Nine Months Ended September 30, 2013 (12)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,202	1,204	1,208
Repayments of long-term debt	(299)	(321)	(371)
Short-term borrowings:
Proceeds	129	332	472
Payments	(195)	(436)	(711)
Proceeds under the revolving lines of credit	1,579	3,680	5,250
Payments under the revolving lines of credit	(1,611)	(2,218)	(4,167)
Payment of financing costs	(15)	(20)	(27)
Dividend paid to Hertz Global Holdings, Inc.	(467)	(480)	(480)
Other	1	4	5
Net cash provided by financing activities	324	1,745	1,179
Effect of foreign exchange rate changes on cash and cash equivalents	(8)	(9)	(2)
Net change in cash and cash equivalents during the period	109	(74)	(36)
Cash and cash equivalents at beginning of period	541	541	541
Cash and cash equivalents at end of period	$650	$467	$505

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the impact of the restatement adjustments for each quarterly period within fiscal 2013 presented in the tables on the preceding pages. As further described in Note 2 - "Restatement," During the fourth quarter of 2013, the Company identified certain out of period errors related to its previously issued financial statements, which included the condensed consolidated financial statements for the quarterly and year to date periods ended March 31, June 30 and September 30, 2013 ("first", "second" and "third" quarter, respectively). While these errors did not, individually or in the aggregate, result in a material misstatement of the Company's previously issued consolidated financial statements, correcting these, and the errors for periods 2012 and prior, in the fourth quarter of 2013 would have been material to that quarter. Accordingly, management revised its previously reported condensed consolidated financial statements in the Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014, however, presentation of quarterly and year to date information for the periods above included in the filing was limited to the statements of operations. Therefore, the column in the tables below labeled "As Previously Reported" reflect the financial information for the first, second and third quarters of 2013 as presented in their respective filings on Form 10-Q as filed with the SEC on May 2, August 2, and November 7, 2013, respectively.

The column in the tables below labeled "Revision Adjustment" reflect the revisions for the respective quarterly periods in 2013. The column in the tables below labeled "As Revised" reflect the quarterly financial information that was revised in the 2013 Form 10-K.

The column in the tables below labeled "Restatement Adjustment" reflect the adjustments associated with the restatement of 2013 consolidated financial statements as further described in Note 2 - "Restatement." The references identified in the tickmarks to the 2013 tables directly correlate to the adjustments detailed below. Amounts are computed independently each quarter, therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

Reserve and Estimates Recognition Restatement Adjustments

(a) Allowance for Doubtful Accounts and Credit Memos (U.S. Car Rental) - The historical methodology employed for doubtful customer accounts and credit memo allowances for the U.S. Car Rental business inappropriately used inaccurate write-off rates for receivables, aggregated receivables with significantly different credit risks for purposes of analysis and used assumptions in setting the reserve for credit memos that were not supported. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

(b) Allowance for Doubtful Accounts and Credit Memos (International Car Rental) - The historical methodology employed for doubtful customer accounts and credit memo allowances for the international car rental business inappropriately used inaccurate write-off rates for receivables, aggregated receivables with significantly different credit risks for purposes of analysis and did not include a reserve for credit memos. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

(c) Allowance for Doubtful Accounts and Credit Memos (Worldwide Equipment Rental) - The historical methodology employed for doubtful customer accounts and credit memo allowances for the worldwide equipment rental business inappropriately used rates that differed from historical norms, used unsupported assumptions, and contained formulaic errors. In addition, changes to the methodology in 2012 reduced the reserve requirement and slowed the rate of recording account write-offs. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

(d) Subrogation (Damage) Receivables and the Related Allowance for Doubtful Accounts (U.S. Car Rental) - This restatement matter relates to estimated recoveries from third parties responsible for damages to vehicles. The historical methodologies used to estimate the unbilled balances and the allowance accounts inappropriately used assumptions that lacked support, including using write-offs rather than collection history as a key assumption and changed methodologies without any supported basis, as well as contained formulaic errors. In addition, there were instances in which the amount recorded for the allowance was significantly less than the amount calculated based on the methodology in place at the time. The Company has revised the methodology used to calculate subrogation claims to utilize the ratio of claims collected compared to damage expense incurred. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(e) Subrogation (Damage) Receivables and the Related Allowance for Doubtful Accounts (International Car Rental) - This restatement matter relates to estimated recoveries from third parties responsible for damages to vehicles. The historical methodologies used to estimate the allowance accounts inappropriately used assumptions that lacked support, including using write-offs rather than collection history as a key assumption, as well as contained formulaic errors. In addition, there were instances in which the amount recorded for the allowance was significantly less than the amount calculated based on the methodology in place at the time.

(f) Accrued Salvaged Vehicles (U.S. Car Rental) - This restatement matter relates to the reserve for estimated vehicle damages incurred in the U.S. car rental business but not reported as of period ends. The methodology used to estimate the reserve was changed without appropriate supporting documentation and the most significant, required element of the reserve was eliminated. As part of the restatement process, the Company has reinstated the previous methodology. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

(g) Credit Card Chargebacks (U.S. and International Car Rental) - The restatement matter relates to reserves established to accrue for future credit card chargebacks pertaining to completed revenue transactions with customers and for chargebacks received from credit card providers.  The reserves were understated in 2011, 2012 and 2013 for a variety of reasons.  These reasons included (1) the Company inappropriately changed the methodology for computing reserves established to accrue for future chargebacks in 2013 and (2) the Company erroneously excluded chargebacks received from credit card providers from the balances used to calculate the allowance for doubtful accounts.  Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

Accounting for Fleet Restatement Adjustments

(h) Rental Equipment Refurbishment (Worldwide Equipment Rental) - This restatement matter relates to refurbishment designed to extend the useful life of rental equipment used in the worldwide equipment rental business. At the time of refurbishment, the Company improperly reduced the cost basis of rental equipment that was subject to useful life extension. The reduction was effected by reversing accumulated depreciation on refurbished equipment as an offset to original cost. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

Fixed Assets Restatement Adjustments

(i) Fixed Assets and Construction in Progress and Capitalized Software (U.S. Car Rental, Worldwide Equipment Rental and Corporate) - This restatement matter relates to accounting for non-fleet fixed assets (e.g., leasehold improvements and property improvements) and capitalized software expenditures. The adjustments associated with non-fleet fixed assets  and capitalized software primarily relate to the Company’s identification of (1) expenditures that were capitalized rather than expensed, (2) the failure to write off abandoned projects included in construction in progress on a timely basis, (3) the failure to write off assets no longer in service, and (4) depreciation adjustments associated with assets that should have been placed in service at a date that preceded the placed-in-service date, including assets that had not yet been transferred from construction in progress to in service. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

Brazil Restatement Adjustment

(j) Brazil Adjustments (International Car Rental) - This restatement matter relates to the Brazilian operations of the International Car Rental business. Allowances for uncollectible balances were calculated using inappropriate methodologies, and certain assets, reserves for legal expenses and litigation, and intercompany account balances were not properly supported and consequently were written off. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

Reclassifications

(k) Cash reclassifications (All Segments) - The Company reclassified negative cash balances representing outstanding checks to accounts payable at period end despite, in some cases, the existence of bank agreements with legal right of offset against cash balances with the same banks.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(l) Internal Use Software reclassification (All Segments) - The Company reclassified all internal use software asset balances, including accumulated depreciation on these assets, to intangible assets. Previously, these assets were reported in property and equipment.

Other Restatement Adjustments

(m) Accrued Unbilled Accounts Receivable (U.S. Car Rental) - The Company over accrued revenue on open rental agreements related to the U.S. Car Rental business at period end because its calculation methodology was based on too limited a sample of open rental agreements. Also, vehicles that had been returned before period end, but that had not been processed as returned until after the look back period used in the calculation methodology, were treated as rented to customers at period end. Further, the rates utilized for certain types of transactions in the computation for the unbilled receivables were erroneous.

(n) Vehicle License Fees (U.S. Car Rental) - This restatement matter relates to vehicle registration cost amortization in the U.S. Car Rental business. The Company inappropriately changed its amortization period for vehicle registration cost to the life of the vehicle instead of the life of the registration or license. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

(o) Hertz #1 Gold Points Liability (U.S. Car Rental) - The Company has made adjustments to the reserves established for the liability associated with the redemption of points earned by customers enrolled in the Hertz Gold Plus Rewards Program.  The Company determined that these reserves were understated in 2011, 2012, and 2013 for a variety of reasons.  These reasons included: (1) a miscalculation of the rate at which customers would redeem points, (2) the use of incorrect income statement accounts in calculating the incremental costs associated with customers’ use of points, (3) the failure to reconcile the account from 2011 through 2013 and (4) a systems issue that prevented certain customer points from expiring as they should have when the Company modified its Gold Points expiration policy in 2011.

(p) Accounts payable (All Segments) - The accruals for expenses paid utilizing credit cards did not include amounts which have been incurred and are in the process of being billed to the Company.  In addition, the manual process and lack of automated interface controls with legacy systems and the failure to complete sufficient personnel training on the accounts payable Oracle ERP system module, among other factors, resulted in erroneous accruals including purchase orders, marketing and consulting spending.

(q) Asset Retirement Obligation (All Segments) - This restatement matter relates to asset restoration costs associated with contractual obligations included in lease agreements. The Company failed to account for global contractual restoration costs on certain of its leased facilities, including its European headquarters at Uxbridge, United Kingdom. Inappropriate tone at the top, among other factors, may have contributed to this restatement matter.

(r) Other Restatement Adjustments (All Segments) - There are certain other restatement matters not otherwise described in items (a) through (q) of this Note the adjustments of which are individually insignificant but, in aggregate with all the restatement matters, are significant to the financial statements.

(s) Taxes on income (loss) - There was a reduction in the amount of tax provision recognized as a result of the restatement adjustments identified above.

(t) Change in Accounting Principle - In 2014, the Company changed its method of calculating the market-related value of pension assets for purposes of determining the expected return on plan assets and accounting for asset gains and losses.

(u) Tax Reclassification - Separately from the tax impact of the company’s restatement, the company also corrected a balance sheet reclassification of certain of it’s tax liabilities from accrued taxes to deferred taxes on income, net.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)

QUARTERLY CONSOLIDATED BALANCE SHEET
(In millions, except par value and share data)
	March 31, 2013
	As Previously Reported	Revision Adjustment	As Revised	Restatement Adjustment	Ref	As Restated
ASSETS
Cash and cash equivalents	$654	$(1)	$653	$(3)	k	$650
Restricted cash and cash equivalents	425	—	425	(10)	k	415
Receivables, net of allowance of $58	1,554	(14)	1,540	(92)	a, b, c, d, e, g, j, m, r	1,448
Due from Hertz Global Holdings, Inc.	13	—	13	—		13
Inventories, net	110	—	110	(3)	p, r	107
Prepaid expenses and other assets	549	(4)	545	(2)	n, r	543
Revenue earning equipment:
Cars	13,695	(52)	13,643	(11)	j, p	13,632
Less accumulated depreciation - cars	(1,995)	40	(1,955)	(3)	j, r	(1,958)
Other equipment	3,313	—	3,313	23	h, p	3,336
Less accumulated depreciation - other equipment	(1,044)	—	(1,044)	(16)	h	(1,060)
Revenue earning equipment, net	13,969	(12)	13,957	(7)		13,950
Property and equipment:
Land, buildings and leasehold improvements	1,303	—	1,303	(79)	i, l, r, q	1,224
Service equipment and other	1,242	—	1,242	(209)	i, l	1,033
Less accumulated depreciation	(1,087)	—	(1,087)	96	i, l, r	(991)
Property and equipment, net	1,458	—	1,458	(192)		1,266
Other intangible assets, net	4,002	(2)	4,000	161	l, r	4,161
Goodwill	1,353	(10)	1,343	3	q	1,346
Total assets	$24,087	$(43)	$24,044	$(145)		$23,899
LIABILITIES AND EQUITY
Accounts payable	$1,305	—	$1,305	$32	k, p	$1,337
Accrued liabilities	1,206	(6)	1,200	60	f, g, j, m, o, q, t	1,260
Accrued taxes, net	192	—	192	(46)	r, s, u	146
Debt	15,876	—	15,876	—		15,876
Public liability and property damage	321	—	321	1	r	322
Deferred taxes on income, net	2,726	(14)	2,712	(25)	s, u	2,687
Total liabilities	21,626	(20)	21,606	22		21,628
Commitments and contingencies
Equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—	—	—		—
Additional paid-in capital	3,519	—	3,519	1	r	3,520
Accumulated deficit	(1,007)	(23)	(1,030)	(169)	a-t	(1,199)
Accumulated other comprehensive loss	(51)	—	(51)	1	q, t	(50)
Total equity	2,461	(23)	2,438	(167)		2,271
Total liabilities and equity	$24,087	$(43)	$24,044	$(145)		$23,899

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)

QUARTERLY CONSOLIDATED BALANCE SHEET
(In millions, except par value and share data)
	June 30, 2013
	As Previously Reported	Revision Adjustment	As Revised		Restatement Adjustment	Ref	As Restated
ASSETS				—
Cash and cash equivalents	$483	$(1)	$482		$(15)	k	$467
Restricted cash and cash equivalents	393	—	393		(3)	k	390
Receivables, net of allowance of $56	1,656	(16)	1,640		(95)	a, b, c, d, e, g, j, m, r	1,545
Due from Hertz Global Holdings, Inc.	1	—	1		—		1
Inventories, net	128	—	128		(1)	p, r	127
Prepaid expenses and other assets	762	(3)	759		(4)	n, r	755
Revenue earning equipment:
Cars	15,490	(63)	15,427		(9)	j, p	15,418
Less accumulated depreciation - cars	(2,169)	49	(2,120)		(5)	j, r	(2,125)
Other equipment	3,425	—	3,425		27	h, p	3,452
Less accumulated depreciation - other equipment	(1,040)	—	(1,040)		(22)	h	(1,062)
Revenue earning equipment, net	15,706	(14)	15,692		(9)		15,683
Property and equipment:
Land, buildings and leasehold improvements	1,334	—	1,334		(93)	i, l, r, q	1,241
Service equipment and other	1,258	—	1,258		(217)	i, l	1,041
Less accumulated depreciation	(1,126)	—	(1,126)		105	i, l, r	(1,021)
Property and equipment, net	1,466	—	1,466		(205)		1,261
Other intangible assets, net	3,969	(2)	3,967		169	l, r	4,136
Goodwill	1,366	(7)	1,359		4	q	1,363
Total assets	$25,930	$(43)	$25,887		$(159)		$25,728
LIABILITIES AND EQUITY
Accounts payable	$1,484	$1	$1,485		35	k, p	$1,520
Accrued liabilities	1,181	2	1,183		59	f, g, j, m, o, q, t	1,242
Accrued taxes, net	184	(1)	183		(45)	r, s, u	138
Debt	17,394	—	17,394		—		17,394
Public liability and property damage	328	—	328		—	r	328
Deferred taxes on income, net	2,787	(20)	2,767		(28)	s, u	2,739
Total liabilities	23,358	(18)	23,340		21		23,361
Commitments and contingencies
Equity:				—
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—	—		—		—
Additional paid-in capital	3,534	(2)	3,532		1	r	3,533
Accumulated deficit	(889)	(23)	(912)		(179)	a-t	(1,091)
Accumulated other comprehensive loss	(73)	—	(73)		(2)	q, t	(75)
Total equity	2,572	(25)	2,547		(180)		2,367
Total liabilities and equity	$25,930	$(43)	$25,887		$(159)		$25,728

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)

QUARTERLY CONSOLIDATED BALANCE SHEET
(In millions)
	September 30, 2013
	As Previously Reported	Revision Adjustment	As Revised	Restatement Adjustment	Ref	As Restated
ASSETS
Cash and cash equivalents	$548	$(1)	$547	$(42)	k	$505
Restricted cash and cash equivalents	521	—	521	1	k	522
Receivables, net of allowance of $67	1,701	(16)	1,685	(88)	a, b, c, d, e, g, j, m, r	1,597
Due from Hertz Global Holdings, Inc.	11	—	11	—		11
Inventories, net	107	—	107	(3)	p, r	104
Prepaid expenses and other assets	677	(4)	673	(7)	n, r	666
Revenue earning equipment:
Cars	15,245	(70)	15,175	2	j, p	15,177
Less accumulated depreciation - cars	(2,440)	50	(2,390)	(6)	j, r	(2,396)
Other equipment	3,487	—	3,487	27	h, p	3,514
Less accumulated depreciation - other equipment	(1,077)	—	(1,077)	(25)	h	(1,102)
Revenue earning equipment, net	15,215	(20)	15,195	(2)		15,193
Property and equipment:
Land, buildings and leasehold improvements	1,350	1	1,351	(67)	i, l, r, q	1,284
Service equipment and other	1,221	—	1,221	(271)	i, l	950
Less accumulated depreciation	(1,080)	—	(1,080)	122	i, l, r	(958)
Property and equipment, net	1,491	1	1,492	(216)		1,276
Other intangible assets, net	3,945	—	3,945	181	l, r	4,126
Goodwill	1,366	(7)	1,359	4	q	1,363
Total assets	$25,582	$(47)	$25,535	$(172)		$25,363
LIABILITIES AND EQUITY
Accounts payable	$952	$1	953	28	k, p	$981
Accrued liabilities	1,284	5	1,289	67	f, g, j, m, o, q, t	1,356
Accrued taxes, net	228	(1)	227	(45)	r, s, u	182
Debt	17,055	—	17,055	—		17,055
Public liability and property damage	347	—	347	—	r	347
Deferred taxes on income, net	2,865	(22)	2,843	(31)	s, u	2,812
Total liabilities	22,731	(17)	22,714	19		22,733
Commitments and contingencies
Equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—	—	—		—
Additional paid-in capital	3,549	(2)	3,547	1	r	3,548
Accumulated deficit	(647)	(28)	(675)	(186)	a-t	(861)
Accumulated other comprehensive loss	(51)	—	(51)	(6)	q, t	(57)
Total equity	2,851	(30)	2,821	(191)		2,630
Total liabilities and equity	$25,582	$(47)	$25,535	$(172)		$25,363

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)

QUARTERLY CONSOLIDATED STATEMENT OF OPERATIONS
(In millions)

	For the Three Months Ended March 31, 2013
	As Previously Reported	Revision Adjustment	As Revised	Restatement Adjustment	Ref	As Restated
Revenues:
Worldwide car rental	$1,957	$—	$1,957	$(2)	a, b, g, m, r	$1,955
Worldwide equipment rental	351	—	351	2	c, r	353
All other operations	128	1	129	—		129
Total revenues	2,436	1	2,437	—		2,437
Expenses:
Direct operating	1,351	7	1,358	6	d, e, f, j, m, n, o, p, q, r, t	1,364
Depreciation of revenue earning equipment and lease charges, net	587	(7)	580	9	r	589
Selling, general and administrative	252	(4)	248	2	a, b, c, d, e, i, j, o, p, q, r	250
Interest expense, net	161	—	161	—	r	161
Other expense, net	(1)	3	2	(2)	r	—
Total expenses	2,350	(1)	2,349	15		2,364
Income (loss) before income taxes	86	2	88	(15)		73
(Provision) benefit for taxes on income	(60)	(4)	(64)	5	s	(59)
Net income (loss)	$26	$(2)	$24	$(10)		$14

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)

QUARTERLY CONSOLIDATED STATEMENT OF OPERATIONS
(In millions)

	For the Three Months Ended June 30, 2013
	As Previously Reported	Revision Adjustment	As Revised	Restatement Adjustment	Ref	As Restated
Revenues:
Worldwide car rental	$2,195	$—	$2,195	$2	a, b, g, m, r	$2,197
Worldwide equipment rental	384	—	384	(3)	c, r	381
All other operations	136	(6)	130	—		130
Total revenues	2,715	(6)	2,709	(1)		2,708
Expenses:
Direct operating	1,406	8	1,414	3	d, e, f, j, m, n, o, p, q, r, t	1,417
Depreciation of revenue earning equipment and lease charges, net	641	(13)	628	4	r	632
Selling, general and administrative	275	5	280	7	a, b, c, d, e, i, j, o, p, q, r	287
Interest expense, net	168	—	168	—	r	168
Other income, net	(1)	—	(1)	(1)	r	(2)
Total expenses	2,489	—	2,489	13		2,502
Income (loss) before income taxes	226	(6)	220	(14)		206
(Provision) benefit for taxes on income	(96)	6	(90)	4	s	(86)
Net income (loss)	$130	$—	$130	$(10)		$120

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)

QUARTERLY CONSOLIDATED STATEMENT OF OPERATIONS
(In millions)

	For the Six Months Ended June 30, 2013
	As Previously Reported	Revision Adjustment	As Revised	Restatement Adjustment	Ref	As Restated
Revenues:
Worldwide car rental	$4,152	$—	$4,152	$1	a, b, g, m, r	$4,153
Worldwide equipment rental	735	—	735	(1)	c, r	734
All other operations	264	(5)	259	(1)		258
Total revenues	5,151	(5)	5,146	(1)		5,145
Expenses:
Direct operating	2,757	16	2,773	8	d, e, f, j, m, n, o, p, q, r, t	2,781
Depreciation of revenue earning equipment and lease charges, net	1,228	(20)	1,208	12	r	1,220
Selling, general and administrative	528	1	529	9	a, b, c, d, e, i, j, o, p, q, r	538
Interest expense, net	329	—	329	—	r	329
Other (income) expense, net	(2)	2	—	(2)	r	(2)
Total expenses	4,840	(1)	4,839	27		4,866
Income (loss) before income taxes	311	(4)	307	(28)		279
(Provision) benefit for taxes on income	(155)	2	(153)	8	s	(145)
Net income (loss)	$156	$(2)	$154	$(20)		$134

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)

QUARTERLY CONSOLIDATED STATEMENT OF OPERATIONS
(In millions)

	For the Three Months Ended September 30, 2013
	As Previously Reported	Revision Adjustment	As Revised	Restatement Adjustment	Ref	As Restated
Revenues:
Worldwide car rental	$2,534	$—	$2,534	$4	a, b, g, m, r	$2,538
Worldwide equipment rental	402	—	402	1	c, r	403
All other operations	134	—	134	—		134
Total revenues	3,070	—	3,070	5		3,075
Expenses:
Direct operating	1,525	15	1,540	7	d, e, f, j, m, n, o, p, q, r, t	1,547
Depreciation of revenue earning equipment and lease charges, net	677	(2)	675	(3)	r	672
Selling, general and administrative	278	(6)	272	10	a, b, c, d, e, i, j, o, p, q, r	282
Interest expense, net	173	—	173	—	r	173
Other expense, net	44	—	44	—	r	44
Total expenses	2,697	7	2,704	14		2,718
Income (loss) before income taxes	373	(7)	366	(9)		357
(Provision) benefit for taxes on income	(131)	2	(129)	1	s	(128)
Net income (loss)	$242	$(5)	$237	$(8)		$229

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)

QUARTERLY CONSOLIDATED STATEMENT OF OPERATIONS
(In millions)

	For the Nine Months Ended September 30, 2013
	As Previously Reported	Revision Adjustment	As Revised	Restatement Adjustment	Ref	As Restated
Revenues:
Worldwide car rental	$6,686	$—	$6,686	$4	a, b, g, m, r	$6,690
Worldwide equipment rental	1,137	—	1,137	1	c, r	1,138
All other operations	397	(5)	392	—		392
Total revenues	8,220	(5)	8,215	5		8,220
Expenses:
Direct operating	4,283	30	4,313	15	d, e, f, j, m, n, o, p, q, r, t	4,328
Depreciation of revenue earning equipment and lease charges, net	1,905	(23)	1,882	11	r	1,893
Selling, general and administrative	803	(3)	800	19	a, b, c, d, e, i, j, o, p, q, r	819
Interest expense, net	501	—	501	1	r	502
Other expense, net	43	2	45	(3)	r	42
Total expenses	7,535	6	7,541	43		7,584
Income (loss) before income taxes	685	(11)	674	(38)		636
(Provision) benefit for taxes on income	(287)	4	(283)	11	s	(272)
Net income (loss)	$398	$(7)	$391	$(27)		$364

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)

QUARTERLY CONSOLIDATED STATEMENT OF OPERATIONS
(In millions)

	For the Three Months Ended December 31, 2013
	As Previously Reported	Revision Adjustment	As Revised	Restatement Adjustment	Ref	As Restated
Revenues:
Worldwide car rental	$2,020	$—	$2,020	$(1)	a, b, g, m, r	$2,019
Worldwide equipment rental	401	—	401	—	c, r	401
All other operations	135	—	135	—		135
Total revenues	2,556	—	2,556	(1)		2,555
Expenses:
Direct operating	1,439	—	1,439	10	d, e, f, j, m, n, o, p, q, r, t	1,449
Depreciation of revenue earning equipment and lease charges, net	643	—	643	(2)	r	641
Selling, general and administrative	222	—	222	12	a, b, c, d, e, i, j, o, p, q, r	234
Interest expense, net	166	—	166	2	r	168
Other expense, net	21	—	21	—	r	21
Total expenses	2,491	—	2,491	22		2,513
Income (loss) before income taxes	65	—	65	(23)		42
(Provision) benefit for taxes on income	(62)	—	(62)	6	s	(56)
Net loss	$3	$—	$3	$(17)		$(14)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)

QUARTERLY CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	For the Three Months Ended March 31, 2013
	As Previously Reported	Revision Adjustment	As Revised	Restatement Adjustment	Ref	As Restated
Cash flows from operating activities:
Net income (loss)	$26	$(2)	$24	$(10)	a, b, c, d, e, f, g, i, j, m ,n, o, p, q, r, s	$14
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning equipment, net	571	(6)	565	7	f, r, j	572
Depreciation and amortization, non-fleet assets	81	—	81	3	i, r	84
Amortization and write-off of deferred financing costs	11	—	11	—		11
Amortization and write-off of debt discount	(1)	—	(1)	—		(1)
Stock-based compensation charges	8	—	8	—		8
Loss on extinguishment of debt	—	—	—	—		—
Provision for receivables allowance	20	—	20	1	a, b, c, d, e, g, j, r	21
Deferred taxes on income	41	—	41	(4)	r, s	37
Impairment charges and asset write-downs	—	—	—	—		—
Other	(3)	3	—	(1)	r	(1)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(40)	8	(32)	(11)	a, b, c, d, e, g, j, r	(43)
Inventories, prepaid expenses and other assets	(47)	22	(25)	1	n, r	(24)
Accounts payable	38	—	38	8	k, p, r	46
Accrued liabilities	19	3	22	5	o, q, r	27
Accrued taxes	25	(24)	1	—	s, j	1
Public liability and property damage	(10)	—	(10)	—	r	(10)
Net cash provided by (used in) operating activities	739	4	743	(1)		742
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	143	(20)	123	4	k	127
Revenue earning equipment expenditures	(3,253)	3	(3,250)	(4)	h	(3,254)
Proceeds from disposal of revenue earning equipment	2,238	—	2,238	(2)	h, f, r	2,236
Capital asset expenditures, non-fleet	(80)	(1)	(81)	3	i, r, p	(78)
Proceeds from disposal of property and equipment	23	—	23	1	i	24
Acquisitions, net of cash acquired	(3)	—	(3)	—		(3)
Repayments of loans with Hertz Global Holdings, Inc.	(17)	—	(17)	—		(17)
Proceeds from loans with Hertz Global Holdings, Inc.	16	—	16	—		16
Other investing activities	—	—	—	—		—
Net cash provided by (used in) investing activities	(933)	(18)	(951)	2		(949)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

QUARTERLY CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(In millions)

	For the Three Months Ended March 31, 2013
	As Previously Reported	Revision Adjustment	As Revised	Restatement Adjustment	Ref	As Restated
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,202	—	1,202	—		1,202
Repayments of long-term debt	(299)	—	(299)	—		(299)
Short-term borrowings:				—
Proceeds	129	—	129	—		129
Payments	(195)	—	(195)	—		(195)
Proceeds under the revolving lines of credit	1,579	—	1,579	—		1,579
Payments under the revolving lines of credit	(1,611)	—	(1,611)	—		(1,611)
Payment of financing costs	(15)	—	(15)	—		(15)
Dividend paid to Hertz Global Holdings, Inc.	(467)	—	(467)	—		(467)
Other	—	—	—	1		1
Net cash provided by financing activities	323	—	323	1		324
Effect of foreign exchange rate changes on cash and cash equivalents	(8)	—	(8)	—		(8)
Net change in cash and cash equivalents during the period	121	(14)	107	2		109
Cash and cash equivalents at beginning of period	533	13	546	(5)	k	541
Cash and cash equivalents at end of period	$654	$(1)	$653	$(3)	k	$650

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)

QUARTERLY CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	For the Six Months Ended June 30, 2013
	As Previously Reported	Revision Adjustment	As Revised	Restatement Adjustment	Ref	As Restated
Cash flows from operating activities:
Net income (loss)	$156	$(2)	$154	$(20)	a, b, c, d, e, f, g, i, j, m ,n, o, p, q, r, s	$134
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning equipment, net	1,195	(21)	1,174	12	f, r, j	1,186
Depreciation and amortization, non-fleet assets	163	—	163	4	i, r	167
Amortization and write-off of deferred financing costs	25	—	25	—		25
Amortization and write-off of debt discount	(3)	—	(3)	—		(3)
Stock-based compensation charges	20	(2)	18	—		18
Loss on extinguishment of debt	—	—	—	—		—
Provision for receivables allowance	33	—	33	2	a, b, c, d, e, g, j, r	35
Deferred taxes on income	104	(2)	102	(9)	r, s	93
Impairment charges and asset write-downs	2	—	2	—		2
Other	(6)	1	(5)	1	r	(4)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(239)	8	(231)	2	a, b, c, d, e, g, j, r	(229)
Inventories, prepaid expenses and other assets	(64)	24	(40)	(1)	n, r	(41)
Accounts payable	85	—	85	4	k, p, r	89
Accrued liabilities	(6)	10	4	1	o, q, r	5
Accrued taxes	16	(27)	(11)	—	s, j	(11)
Public liability and property damage	(15)	—	(15)	—	r	(15)
Net cash provided by (used in) operating activities	1,466	(11)	1,455	(4)		1,451
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	175	(20)	155	(2)	k	153
Revenue earning equipment expenditures	(6,826)	17	(6,809)	(3)	h	(6,812)
Proceeds from disposal of revenue earning equipment	3,743	—	3,743	(5)	h, f, r	3,738
Capital asset expenditures, non-fleet	(168)	—	(168)	2	i, r, p	(166)
Proceeds from disposal of property and equipment	43	—	43	2	i	45
Acquisitions, net of cash acquired	(16)	—	(16)	2		(14)
Equity method investment	(213)	—	(213)	—		(213)
Repayments of loans with Hertz Global Holdings, Inc.	(25)	—	(25)	—		(25)
Proceeds from loans with Hertz Global Holdings, Inc.	37	—	37	—		37
Other investing activities	(2)	—	(2)	(2)	r	(4)
Net cash provided by (used in) investing activities	(3,252)	(3)	(3,255)	(6)		(3,261)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

QUARTERLY CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(In millions)

	For the Six Months Ended June 30, 2013
	As Previously Reported	Revision Adjustment	As Revised	Restatement Adjustment	Ref	As Restated
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,204	—	1,204	—		1,204
Repayments of long-term debt	(321)	—	(321)	—		(321)
Short-term borrowings:				—
Proceeds	332	—	332	—		332
Payments	(436)	—	(436)	—		(436)
Proceeds under the revolving lines of credit	3,680	—	3,680	—		3,680
Payments under the revolving lines of credit	(2,218)	—	(2,218)	—		(2,218)
Payment of financing costs	(21)	—	(21)	1		(20)
Dividend paid to Hertz Global Holdings, Inc.	(480)	—	(480)	—		(480)
Other	4	—	4	—		4
Net cash provided by financing activities	1,744	—	1,744	1		1,745
Effect of foreign exchange rate changes on cash and cash equivalents	(8)	—	(8)	(1)		(9)
Net change in cash and cash equivalents during the period	(50)	(14)	(64)	(10)		(74)
Cash and cash equivalents at beginning of period	533	13	546	(5)	k	541
Cash and cash equivalents at end of period	$483	$(1)	$482	$(15)	k	$467

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)

QUARTERLY CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	For the Nine Months Ended September 30, 2013
	As Previously Reported	Revision Adjustment	As Revised	Restatement Adjustment		As Restated
Cash flows from operating activities:
Net income (loss)	$398	$(7)	$391	$(27)	a, b, c, d, e, f, g, i, j, m ,n, o, p, q, r, s	$364
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning equipment, net	1,847	(22)	1,825	8	f, r, j	1,833
Depreciation and amortization, non-fleet assets	241	—	241	8	i, r	249
Amortization and write-off of deferred financing costs	41	—	41	—		41
Amortization and write-off of debt discount	(5)	—	(5)	—		(5)
Stock-based compensation charges	33	(2)	31	—		31
Loss on extinguishment of debt	—	—	—	—		—
Provision for receivables allowance	56	—	56	3	a, b, c, d, e, g, j, r	59
Deferred taxes on income	192	(5)	187	(10)	r, s	177
Gain on sale of property and equipment	—	—	—	—
Impairment charges and asset write-downs	40	2	42	—	r	42
Other	(4)	(2)	(6)	2		(4)
Changes in assets and liabilities, net of effects of acquisition:
Receivables	(183)	8	(175)	(7)	a, b, c, d, e, g, j, r	(182)
Inventories, prepaid expenses and other assets	(26)	26	—	(2)	n, r	(2)
Accounts payable	92	1	93	(5)	k, p, r	88
Accrued liabilities	101	12	113	5	o, q, r	118
Accrued taxes	52	(26)	26	—	s, j	26
Public liability and property damage	(2)	—	(2)	—	r	(2)
Net cash provided by (used in) operating activities	2,873	(15)	2,858	(25)		2,833
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	50	(20)	30	(6)	k	24
Revenue earning equipment expenditures	(9,341)	22	(9,319)	1	h	(9,318)
Proceeds from disposal of revenue earning equipment	5,669	—	5,669	(8)	h, f, r	5,661
Capital asset expenditures, non-fleet	(246)	—	(246)	(4)	i, r, p	(250)
Proceeds from disposal of property and equipment	62	—	62	4	i	66
Acquisitions, net of cash acquired	(14)	—	(14)	—		(14)
Equity method investment	(213)	—	(213)	—		(213)
Repayments of loans with Hertz Global Holdings, Inc.	(39)	—	(39)	—		(39)
Proceeds from loans with Hertz Global Holdings, Inc.	40	—	40	—		40
Other investing activities	(3)	(1)	(4)	1	r	(3)
Net cash provided by (used in) investing activities	(4,035)	1	(4,034)	(12)		(4,046)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

QUARTERLY CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(In millions)

	For the Nine Months Ended September 30, 2013
	As Previously Reported	Revision Adjustment	As Revised	Restatement Adjustment	Ref	As Restated
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,208	—	1,208	—		1,208
Repayments of long-term debt	(371)	—	(371)	—		(371)
Short-term borrowings:
Proceeds	472	—	472	—		472
Payments	(711)	—	(711)	—		(711)
Proceeds under the revolving lines of credit	5,250	—	5,250	—		5,250
Payments under the revolving lines of credit	(4,167)	—	(4,167)	—		(4,167)
Payment of financing costs	(27)	—	(27)	—		(27)
Dividend paid to Hertz Global Holdings, Inc.	(480)	—	(480)	—		(480)
Other	5	—	5	—		5
Net cash provided by financing activities	1,179	—	1,179	—		1,179
Effect of foreign exchange rate changes on cash and cash equivalents	(2)	—	(2)	—		(2)
Net change in cash and cash equivalents during the period	15	(14)	1	(37)		(36)
Cash and cash equivalents at beginning of period	533	13	546	(5)	k	541
Cash and cash equivalents at end of period	$548	$(1)	$547	$(42)	k	$505

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
THE HERTZ CORPORATION
PARENT COMPANY BALANCE SHEETS
(In millions, except for par value and share data)

	Years Ended December 31,
	2014	2013 (As Restated)
ASSETS
Cash and cash equivalents	$2	$62
Restricted cash and cash equivalents	84	56
Receivables, net of allowance	272	350
Due from Hertz affiliates	2,957	2,002
Inventories, at lower of cost or market	20	25
Prepaid expenses and other assets	3,900	3,179
Revenue earning equipment, net	306	227
Property and equipment, net	730	713
Investments in subsidiaries, net	6,897	6,914
Other intangible assets, net	179	214
Goodwill	104	104
Total assets	$15,451	$13,846
LIABILITIES AND STOCKHOLDERS' EQUITY
Due to Hertz affiliates	$5,702	$3,841
Accounts payable	65	170
Accrued liabilities	599	628
Accrued taxes	62	63
Debt	6,393	6,364
Public liability and property damage	135	100
Deferred taxes on income	—	—
Total Liabilities	12,956	11,166
Stockholder's equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	3,566	3,552
Accumulated deficit	(956)	(878)
Accumulated other comprehensive loss	(115)	6
Total stockholder's equity	2,495	2,680
Total liabilities and stockholder's equity	$15,451	$13,846
The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
THE HERTZ CORPORATION
PARENT COMPANY STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2014	2013 (As Restated)	2012 (As Restated)
Revenues	$4,703	$4,552	$4,255
Expenses:
Direct operating	2,989	2,576	2,430
Depreciation of revenue earning equipment and lease charges, net	2,510	2,723	2,382
Selling, general and administrative	528	510	482
Interest expense, net of interest income	344	337	254
Other (income) expense, net	(22)	51	(14)
Total expenses	6,349	6,197	5,534
Income (loss) before income taxes	(1,646)	(1,645)	(1,279)
(Provision) benefit for taxes on income (loss)	612	619	498
Equity in earnings (loss) of subsidiaries, net of tax	956	1,376	998
Net income (loss)	$(78)	$350	$217
The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
THE HERTZ CORPORATION
PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2014	2013 (As Restated)	2012 (As Restated)
Net income (loss)	$(78)	$350	$217
Other comprehensive income (loss)	(121)	29	1
Comprehensive income (loss)	$(199)	$379	$218

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
THE HERTZ CORPORATION
PARENT COMPANY STATEMENTS OF STOCKHOLDER'S EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at:	Shares	Amount
December 31, 2011, as previously reported	100	$—	$3,474	$(833)	$(29)	$2,612
Cumulative restatement adjustments	—	—	—	(101)	1	(100)
Change in accounting principle	—		—	(4)	4	—
December 31, 2011 (As Restated)	—	—	3,474	(938)	(24)	2,512
Net income (As Restated)	—	—	—	217	—	217
Dividends paid to Hertz Global Holdings, Inc.	—	—	—	(25)	—	(25)
Other comprehensive income	—	—	—	—	1	1
Proceeds from employee stock purchase plan	—	—	5	—	—	5
Stock-based employee compensation charges	—	—	30	—	—	30
Hertz Holdings common shares issued to Directors	—	—	1	—	—	1
December 31, 2012 (As Restated)	—	—	3,510	(746)	(23)	2,741
Net income (As Restated)	—	—	—	350	—	350
Dividends paid to Hertz Global Holdings, Inc.	—	—	—	(482)	—	(482)
Other comprehensive income	—	—	—	—	29	29
Proceeds from employee stock purchase plan	—	—	6	—	—	6
Stock-based employee compensation charges	—	—	35	—	—	35
Hertz Holdings common and shares issued to Directors	—	—	1	—	—	1
December 31, 2013 (As Restated)	—	—	3,552	(878)	6	2,680
Net loss	—	—	—	(78)	—	(78)
Other comprehensive loss	—	—	—	—	(121)	(121)
Proceeds from employee stock purchase plan	—	—	4	—	—	4
Stock-based employee compensation charges, net of tax	—	—	9	—	—	9
Hertz Holdings common shares issued to Directors	—	—	1	—	—	1
December 31, 2014	—	$—	$3,566	$(956)	$(115)	$2,495

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
THE HERTZ CORPORATION
PARENT COMPANY STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2014	2013 (As Restated)	2012 (As Restated)
Cash flows from operating activities:
Net income (loss)	$(78)	$350	$217
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(309)	(186)	(1,093)
Net cash provided by (used in) operating activities	(387)	164	(876)
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(27)	(24)	12
Revenue earning equipment expenditures	(243)	(138)	(86)
Proceeds from disposal of revenue earning equipment	183	126	76
Property and equipment expenditures	(195)	(198)	(174)
Proceeds from disposal of property and equipment	43	50	70
Capital contributions to subsidiaries	(1,614)	(938)	(2,990)
Return of capital from subsidiaries	1,722	1,134	3,106
Acquisitions, net of cash acquired	—	—	(1,708)
Net cash provided by (used in) investing activities	(134)	(68)	(1,707)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	250	2,210
Payment of long-term debt	(42)	(34)	(650)
Short-term borrowings:
Payments	—	—	(27)
Proceeds under the revolving lines of credit	2,507	2,280	2,820
Payments under the revolving lines of credit	(2,431)	(2,322)	(2,599)
Payment of dividends and return of capital	—	(482)	(25)
Loan to parent from Non-Guarantor	437	253	385
Loan with Hertz affiliate		—	—
Purchase of noncontrolling interest	—	—	(38)
Payment of financing costs	(12)	(9)	(35)
Other	2	5	3
Net cash provided by (used in) financing activities	461	(59)	2,044
Net change in cash and cash equivalents during the period	(60)	37	(539)
Cash and cash equivalents at beginning of period	62	25	564
Cash and cash equivalents at end of period	$2	$62	$25

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

Note 1—Background and Basis of Presentation

The Hertz Corporation (the "Company" or "Hertz") was incorporated in Delaware in 1967. In 2005, Hertz Investors, Inc. acquired all of the common stock of the Company. Hertz Investors, Inc. is wholly owned by Hertz Global Holdings, Inc. ("Hertz Holdings") which serves as the Company's top-level holding company.

These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Hertz and its subsidiaries exceed 25% of the consolidated net assets of the Company. This information should be read in conjunction with the consolidated financial statements of Hertz included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Note 2—Restatement

As discussed in Note 2, "Restatement," to the Notes to the consolidated financial statements of the Company included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data" ("Note 2"), this Note 2 to the consolidated financial statements discloses the nature of the restatement matters and adjustments and shows the impact of the restatement matters on revenues, expenses, income, assets, liabilities, equity, and cash flows from operating activities, investing activities, and financing activities, and the cumulative effects of these adjustments on the consolidated statement of operations, balance sheet, and cash flows for 2012 and 2013. In addition, this Note shows the effects of the adjustment to opening retained earnings as of January 1, 2012, which adjustment reflects the impact of the restatement on periods prior to 2012.The cumulative impact of the out of period misstatements for all previously reported periods through December 31, 2013, including amounts associated with the revision previously reported in the 2013 Form 10-K, was approximately a $349 million reduction in pre-tax income and $231 million reduction in net income. The cumulative annual impact on 2012 and 2013 was a reduction in pre-tax income and net income of $90 million and $62 million for 2012 and $72 million and $51 million for 2013. Excluding the revision included in the 2013 Form 10-K of $26 million on a pre-tax basis and $17 million on an after-tax basis, approximately $160 million on a pre-tax basis and $100 million on an after-tax basis is included as a reduction to opening retained earnings as of January 1, 2012.

In 2014, the Company changed its method of calculating the market-related value of pension assets for purposes of determining the expected return on plan assets and accounting for asset gains and losses. The change in accounting principle was applied retroactively to December 2005. The change in accounting principle increased pre-tax income and net income by $5 million and $3 million in 2012 and by $12 million and $7 million in 2013, respectively.

The restatement adjustments and change in accounting principle were recorded at the parent and the various subsidiaries. The impact of the above to these parent only financial statements was as follows:

•	A reduction in the balance of investments in subsidiaries and in equity in 2013 of $61 million and $204 million, respectively;

•	A reduction in net income of $55 million and $44 million in 2012 and 2013, respectively; and

•	An increase of $1 million and a reduction of $14 million in total cash flows in 2012 and 2013, respectively.

See Note 19, "Guarantor and Non-Guarantor Annual Condensed Consolidating Financial Information" for additional information regarding the impacts of the adjustments on the parent only financial statements.

Note 3—Contingencies and Debt Obligations

For details regarding the debt obligations of Hertz, refer to the corporate debt disclosures in Note 6, "Debt," to the Notes to the consolidated financial statements of the Company included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." Of the amounts of corporate debt disclosed in Note 6, $74 million and $77 million as of December 31, 2014 and 2013, respectively, are subsidiary obligations.

For details regarding material contingencies refer to Note 14, "Contingencies and Off-Balance Sheet Commitments," and Note 11, "Lease and Concession Agreements" to the Notes to the consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Note 4—Distribution of Equity
The following table details distributions of equity received by the Company from its subsidiaries during the three years ended December 31, 2014, 2013 and 2012 (in millions of dollars):

	2014	2013	2012
Distribution of Equity	$2,759	$2,233	$3,982

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
THE HERTZ CORPORATION AND SUBSIDIARIES
(In millions)

	Balance at	Additions
	Beginning of Period	Charged to Expense	Translation Adjustments	Deductions		Balance at End of Period
Receivables allowances:
Year ended December 31, 2014	$62	$62	$(1)	$(56)	(a)	$67
Year ended December 31, 2013(b)	53	71	—	(62)	(a)	62
Year ended December 31, 2012(b)	38	58	—	(43)	(a)	53

Tax valuation allowances:
Year ended December 31, 2014	$273	$17	$(24)	$(35)		$231
Year ended December 31, 2013(b)	218	40	15	—		273
Year ended December 31, 2012(b)	177	41	—	—		218

(a)	Amounts written off, net of recoveries.

(b)
Prior period amounts have been restated. For a description of the restatement of prior periods, see Note 2, "Restatement" to the Notes to the consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements

As described in additional detail in the Explanatory Note to this Annual Report on Form 10-K, in June 2014, we commenced an internal investigation of certain matters related to the accounting during prior periods. The investigation was undertaken by outside counsel, along with independent counsel for the Audit Committee. Counsel received assistance from outside consultants and new senior accounting and compliance personnel. The internal investigation is complete, although our outside counsel and the independent counsel to the Audit Committee continue to provide forensic and investigative support in connection with certain proceedings discussed in Item 3, "Legal Proceedings" and in Item 8, Note 14, “Contingencies and Off-Balance Sheet Commitments” to the consolidated financial statements in this Annual Report on Form 10-K involving our restatements and related accounting for prior periods.
Based on the internal investigation, our review of our financial records, and other work completed by our management, the Audit Committee has concluded that there were material misstatements in the 2011, 2012 and 2013 consolidated financial statements. Accordingly, our Board and management concluded that our consolidated financial statements for these periods should no longer be relied upon and required restatement. The restated consolidated financial statements for 2012 and 2013 are provided in this Annual Report on Form 10-K. The unaudited restated selected data for 2011 is included in Item 6, “Selected Financial Data” in this Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, due to the identification of material weaknesses in our internal control over financial reporting, as further described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including our new Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014 due to the fact that there are material weaknesses in our internal control over financial reporting as discussed below.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 9A. CONTROLS AND PROCEDURES, continued

Control Environment

The control environment, which is the responsibility of senior management, helps set the tone of the organization (including a commitment towards openness, honesty, integrity, and ethical behavior), influences the control consciousness of its officers and employees, and is an important component affecting how the organization performs financial analysis, accounting, and financial reporting. A proper organizational tone can be promoted through a variety of means, such as policies and codes of ethics, a commitment to hiring competent employees, the manner and content of oral and written communications, and structures that promote and reward openness, strong internal controls, effective governance, and ethical behavior.

As of December 31, 2014, we did not maintain an effective control environment primarily attributable to the following identified material weaknesses:

•
Our investigation found that an inconsistent and sometimes inappropriate tone at the top was present under the then existing senior management that did not in certain instances result in adherence to accounting principles generally accepted in the United States of America (“GAAP”) and Company accounting policies and procedures. In particular, our former Chief Executive Officer’s management style and temperament created a pressurized operating environment at the Company, where challenging targets were set and achieving those targets was a key performance expectation. There was in certain instances an inappropriate emphasis on meeting internal budgets, business plans, and current estimates. Our former Chief Executive Officer further encouraged employees to focus on potential business risks and opportunities, and on potential financial or operating performance gaps, as well as ways of ameliorating potential risks or gaps, including through accounting reviews. This resulted in an environment which in some instances may have led to inappropriate accounting decisions and the failure to disclose information critical to an effective review of transactions and accounting entries, such as certain changes in accounting methodologies, to the appropriate finance and accounting personnel or our Board, Audit Committee, or independent registered public accounting firm.

•
We did not have a sufficient complement of personnel with an appropriate level of knowledge, experience, and training commensurate with our financial reporting requirements to ensure proper selection and application of GAAP in certain circumstances.

•	We did not establish clear reporting structures, reporting lines, and decisional authority responsibilities in the organization.

•
We did not design effective controls over the non-fleet procurement process, which was exacerbated by the lack of training of field personnel as part of our Oracle ERP system implementation during 2013.

These material weaknesses in the control environment resulted in certain instances of inappropriate accounting decisions and inappropriate changes in accounting methodology and contributed to the following additional material weaknesses:

•
We did not design and maintain effective controls over certain accounting estimates. Specifically, we did not design and maintain controls over the effective review of the models, assumptions, and data used in developing estimates or changes made to assumptions and data, related to information technology expenditures; reserve estimates associated with allowances for uncollectible amounts receivable for renter obligations related to damaged vehicles; and accrued unbilled revenue.

•	We did not design and maintain effective controls over the review, approval, and documentation related to journal entries.

•	We did not design and maintain effective controls over changes to our policies and procedures over GAAP, as well as the review, approval, and documentation related to the application of GAAP.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 9A. CONTROLS AND PROCEDURES, continued

Risk Assessment
We did not effectively design controls in response to the risks of material misstatement. This material weakness contributed to the following additional material weaknesses:

•
We did not design effective controls over certain business processes including our period-end financial reporting process. This includes the identification and execution of controls over the preparation, analysis, and review of significant account reconciliations and closing adjustments required to assess the appropriateness of certain account balances at period end.

Information and Communication
As of December 31, 2014, we did not maintain effective controls over information and communications. Specifically, we did not have an adequate process for internally communicating information between the accounting department and other operating departments necessary to support the proper functioning of internal controls. This material weakness led to misstatements in the capitalization and timing of depreciation of non-fleet capital.
Monitoring
We did not design and maintain effective monitoring controls related to the design and operational effectiveness of our internal controls. Specifically, we did not maintain personnel and systems within the internal audit function that were sufficient to ensure the adequate monitoring of control activities. This control deficiency resulted in some instances of the internal audit function’s failure to identify or sufficiently follow through on the analysis of certain inappropriate accounting decisions and changes in accounting methodology.

One or more of the foregoing control deficiencies contributed to the restatement of our financial statements for the years 2012 and 2013 and each of the quarters of 2013, including the misstatements of direct operating expenses, accounts payable, accrued liabilities, allowance for doubtful accounts, prepaid expenses and other assets,and non-fleet property and equipment and the related accumulated depreciation. Additionally, the foregoing control deficiencies could result in material misstatements of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report on Form 10-K.
Other Considerations Impacting our Historical Accounting
Our incorrect accounting was caused by the foregoing control deficiencies along with a complex mix of structural and environmental factors. One of those factors was the tone set and pressures imposed by our former Chief Executive Officer, which were inappropriate in certain instances, and may have been a factor influencing one or more employees to record an accounting entry now determined to be improper. Other factors affecting the overall historic accounting environment and employees included the distraction caused by the multiple, conflicting business initiatives; challenges related to managing complex, inefficient legacy systems; the lack of a sufficient complement of personnel with an appropriate level of knowledge, experience, and training with GAAP; unclear reporting structures, reporting lines, and decisional authority in the organization; and other matters. Taken together, these factors fostered a control environment and other control deficiencies that in some instances enabled inappropriate accounting.

Remediation Plan and Status
We have, and continue to, identify and implement actions to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures, including plans to enhance our resources and training with respect to financial reporting and disclosure responsibilities and to review such actions with the Audit Committee. Leading this process is our Senior Executive Vice President and Chief Financial Officer, who was hired in December 2013 and is being assisted by our new Chief Accounting Officer, who was hired in May 2014.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 9A. CONTROLS AND PROCEDURES, continued

During 2014 and 2015, we have hired personnel with the appropriate experience, certification, education, and training for all of the key positions in the financial reporting and accounting function and in some cases have created new positions. Consequently, the employees involved in the accounting and financial reporting functions in which misstatements were identified are no longer involved in the accounting or financial reporting functions. In addition, we have taken, or will take, appropriate remedial actions with respect to certain employees, including termination, reassignments, reprimands, increased supervision, training, and imposition of financial penalties in the form of compensation adjustments.
In addition, we have taken, and continue to take, the actions described below to remediate the identified material weaknesses. As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or determine to modify the remediation efforts described in this section. Until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are completed, the material weaknesses described above will continue to exist.
Control Environment
Our Board has directed senior management to ensure that a proper, consistent tone is communicated throughout the organization, which emphasizes the expectation that previously existing deficiencies will be rectified through implementation of processes and controls to ensure strict compliance with GAAP and regulatory requirements. We also have taken steps to effect a proper tone through changes in our personnel and policies.
On September 7, 2014 our former Chairman and Chief Executive Officer resigned his position. On November 20, 2014, a new President and Chief Executive Officer was named from outside the Company following a national search led by a special committee of the Board, with the assistance of an executive search consultant.
Our new President and Chief Executive Officer is one of four new members of our Board. The three other new directors joined our Board pursuant to the nomination and standstill agreement dated September 15, 2014 between the Company and the Icahn Group, which is included as Exhibit 99.1 to our Form 8-K filed on September 16, 2014.
In addition, since December 2013, we have hired the following additional key employees into the following positions who reflect our standards for integrity and ethical values:

•	Senior Executive Vice President and Chief Financial Officer

•	Senior Executive Vice President, Chief Administrative Officer and General Counsel

•	Senior Executive Vice President and Chief Revenue Officer

•	Executive Vice President and Chief Human Resource Officer

•	Executive Vice President and Chief Information Officer

•	Senior Vice President and Chief Accounting Officer

•	Senior Vice President and Chief Audit Executive

•	Senior Vice President, Procurement, Fleet and Project Management Office

•	Senior Vice President, Financial Planning and Analysis

In addition to the senior management changes detailed above, in order to ensure we have a sufficient complement of personnel with an appropriate level of knowledge, experience, and training commensurate with our financial reporting requirements, during 2014 and 2015 we have hired personnel for all key positions in the financial reporting and accounting function and in some cases have created new positions, including:

•	Senior Vice President and Controller (Corporate Finance)

•	Senior Vice President and Controller (U.S. Rental Car Operations)

•	Vice President, SOX Compliance

•	Assistant Controller (Corporate Finance)

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 9A. CONTROLS AND PROCEDURES, continued

•	Vice President, Reporting, Research and Policy

•	Vice President, Financial Systems

•	Vice President, Accounting and Assistant Controller Global Fleet

•	Vice President, Dublin Financial Shared Service Center

•	Senior Director, Oklahoma Financial Shared Service Center

•	Senior Director, Program Accounting

•	Senior Director, Financial Reporting

•	Director, U.S. Rental Operations Finance Consolidation and Analytics

•	Director, Financial Systems

•	Director, Technical Accounting

•	Director, Corporate Accounting

•	Director, Consolidations

•	Director, Policies and Procedures

•	Director, Global Procure to Pay

•	Director, SOX Compliance

•	Director, North America General Accounting

To assist in the restatement activities we augmented our personnel with qualified consulting resources and they will continue to be augmented by the consulting resources for the remainder of 2015.

Further, in 2014, we reinforced the importance of adherence to established internal controls and Company policies and procedures through formal communications, town hall meetings and employee trainings. To communicate a proper ethical tone and corporate culture, Hertz’s intranet website provides information on our philosophy and values. These philosophies and values, in addition to being addressed at personnel meetings, are periodically communicated to our employees via email notifications throughout the year.
In addition, we have established procedures for ensuring clear reporting structures, reporting lines, and decisional authority responsibilities in the organization and have enhanced communications with our operational departments, accounting, Board and Audit Committee.
To address the material weakness over the non-fleet procurement process, we have strengthened processes and controls for manual accruals and journal entries. In addition, we have enhanced an accrual methodology to ensure completeness over our non-fleet procurement liabilities.

To address the lack of training related to the implementation of our Oracle ERP system, in 2014 management engaged consulting resources to assist in the following:

•	Completed a library of training modules for the Oracle application;

•	Completed a series of live trainings for Oracle users; and

•	Implemented enhanced knowledge management tools and protocols.

Other activities completed in 2014 and 2015 related to the Oracle ERP system include:

•
Established a Financial Information Systems Steering Committee co-chaired by the Chief Accounting Officer and the Chief Information Officer to monitor activities and developments associated with our financial information systems;

•	Established a data governance team to monitor activities associated with the data integrity of our financial information systems;

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 9A. CONTROLS AND PROCEDURES, continued

•	Implemented changes within the Oracle application to enhance the quality of data and the timeliness of processing financial results; and

•	Implemented security rule changes to enhance the quality and timeliness of reported results.

To further enhance the financial close process and address the remediation of this material weakness, our management is currently completing activities associated with our chart of accounts and utilization of Oracle ERP features.

We have taken steps to improve our design and maintenance of effective controls for accounting estimates, including:

•	Where necessary, identified, implemented and documented controls over appropriate accounting methodologies for certain accounts;

•	Held trainings with accounting staff in the first quarter of 2015 to ensure there is a thorough understanding of the underlying methodologies implemented;

•	Established policies and procedures for the approval and implementation of new or modified accounting methodologies;

•	Hired accounting personnel with an appropriate level of knowledge and experience to execute the underlying accounting methodologies; and

•	Established policies and procedures for the review, approval and application of appropriate GAAP for transactions and accounting methodology changes.

In addition, to improve our controls over the processing of manual journal entries, we have reinforced procedures to ensure that manual journal entries recorded in our financial records are properly prepared, supported by adequate documentation, and independently reviewed and approved.
Risk Assessment
We are establishing mechanisms to identify, evaluate, and monitor risks to financial reporting throughout the organization to remediate our material weakness in the risk assessment process and monitoring, as described below.
We have designed and where appropriate enhanced controls over the preparation, analysis and review of transactions and, execution of balance sheet and significant account reconciliations. In addition, we have reinforced existing policies and procedures and enacted policy and procedures changes, where necessary, to better define requirements for effective and timely reconciliations of balance sheet and significant accounts, including independent review. We have also implemented a training program specific to the review and preparation of account reconciliations.
We are updating our global risk assessment. In addition, we have updated our internal audit plan to include internal audit monitoring activities responsive to the issues identified in our internal investigation and review of our financial records.
We have implemented new procedures and enhanced controls governing our internal management-led Disclosure Committee, sub-certification, and external reporting processes associated with the review and approval of the content of our SEC filings and other public disclosures.
Information and Communication
We have formalized procedures to ensure appropriate internal communication between the accounting department and other operating departments necessary to support the proper functioning of internal controls.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 9A. CONTROLS AND PROCEDURES, continued

In addition, we are in the process of updating the corporate-wide accounting policies manual to ensure proper accounting for transactions in compliance with GAAP and consistently applied across all locations. Additional policies will also need to be developed and issued and corresponding training will need to be provided.
Monitoring
To address deficiencies in our internal audit function, we hired in 2015 a Senior Vice President and Chief Audit Executive, with global responsibilities. In addition, we have commenced recruiting for additional staff members and have recently hired a senior auditor. We are currently supplementing our personnel resources with a substantial number of internal audit consulting resources with financial accounting expertise.
We also have increased the number and quality of personnel assigned to management’s internal controls assessment process. In 2014, we hired a Vice President of SOX Compliance and a Director of SOX Compliance. During 2014 and 2015 we have supplemented our personnel resources with a substantial number of consulting resources experienced in controls and SOX compliance.
During 2014 and 2015, the internal audit and SOX compliance teams enhanced (i) our processes associated with the scoping and identification of processes and key controls, (ii) the documentation of these processes and (iii) our testing procedures to promote the consistency and accuracy of conclusions, deliverables and disclosures associated with SOX compliance. An automated tool is being implemented to monitor these activities.
Changes in Internal Control over Financial Reporting
Our remediation efforts are ongoing. During the quarter ended December 31, 2014, we completed account reconciliation and internal controls trainings for our accounting personnel, created and completed Oracle trainings, enhanced data governance and implemented changes within the Oracle application to enhance the quality of data and the timeliness of processing financial results. There were no other material changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

THE HERTZ CORPORATION AND SUBSIDIARIES

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND BOARD STRUCTURE
Hertz Holdings currently has ten directors divided into three classes: 3 in Class I, 2 in Class II and 5 in Class III. The terms of office of the three Class III directors expire at the 2015 annual meeting of stockholders. The Class I and Class II directors are listed after the Class III directors. Each of the directors of Hertz Holdings also serves as a director of Hertz.

Carl T. Berquist (Class III)	Mr. Berquist has served as a director of Hertz Holdings and Hertz since November 2006. Mr. Berquist is 64 years old.
Business Experience
Mr. Berquist joined Marriott International, Inc. (“Marriott”) in December 2002 as Executive Vice President, Financial Information and Enterprise Risk Management and served as Chief Accounting Officer of Marriott. In 2009, Mr. Berquist became Executive Vice President and Chief Financial Officer of Marriott. Prior to joining Marriott, Mr. Berquist was a partner at Arthur Andersen LLP. During his 28‑year career with Arthur Andersen LLP, Mr. Berquist held numerous leadership positions, including managing partner of the worldwide real estate and hospitality practice. His last position was managing partner of the mid‑Atlantic region which included five offices from Philadelphia, Pennsylvania to Richmond, Virginia.

Directorships and Other Experience	Mr. Berquist is a member of the Board of Advisors of the Business School at Penn State University.

Debra J. Kelly‑Ennis (Class III)	Ms. Kelly‑Ennis has served as a director of Hertz Holdings and Hertz since May 2013. Ms. Kelly‑Ennis is 58 years old.
Business Experience
Ms. Kelly‑Ennis served as President and Chief Executive Officer of Diageo Canada, Inc., a subsidiary of Diageo plc, a global spirits, wine and beer company, from 2008 to June 2012. From 2005 to 2008, she was Chief Marketing Officer for Diageo North America Inc., a U.S.‑based subsidiary of Diageo plc. Previous to her positions at Diageo plc, Ms. Kelly‑Ennis has also held marketing, sales, and general management positions with leading companies, including General Motors Corporation, RJR/Nabisco, Inc., The Coca‑Cola Company and Grand Metropolitan PLC.

Directorships and Other Experience
Ms. Kelly‑Ennis has been a director of PulteGroup, Inc. since 1997, where she serves on the Audit Committee and the Nominating and Governance Committee, Altria Group, Inc. since February 2013, where she serves on the Audit Committee, Innovation and Nominating Committee as well as the Corporate Governance and Social Responsibility Committee, and Carnival plc and Carnival Corporation since April 2012, where she serves on the Health, Environmental, Safety and Security Committee.

Michael F. Koehler (Class III)	Mr. Koehler has served as a director of Hertz Holdings and Hertz since March 2012. Mr. Koehler is 62 years old.
Business Experience
Mr. Koehler is Chief Executive Officer and a member of the Board of Directors of Teradata Corporation (“Teradata”), a publicly‑traded provider of enterprise data warehousing and integrated marketing software, where he also serves on the Executive Committee. Prior to the separation of Teradata from NCR, Mr. Koehler served as Senior Vice President of the Teradata Division of NCR from 2003 to 2007. From September 2002 to March 2003, he was the Interim Leader of the Teradata Division. From 1999 to 2002, Mr. Koehler was Vice President, Global Field Operations of the Teradata Division and he held management positions of increasingly greater responsibility at NCR prior to that time.

Directorships and Other Experience	Mr. Koehler is a director at Teradata.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, continued

Linda Fayne Levinson (Class III)	Ms. Fayne Levinson has served as a director of Hertz Holdings and Hertz since March 2012. Ms. Fayne Levinson is 73 years old.
Business Experience
Ms. Fayne Levinson was a partner at GRP Partners, a venture capital investment fund investing in start‑up and early‑stage retail and electronic commerce companies, from 1997 to December 2004. Prior to that, she was a partner in Wings Partners, a private equity firm that took Northwest Airlines private, an executive at American Express running its leisure travel and tour business and a partner at McKinsey & Co.

Directorships and Other Experience
Ms. Fayne Levinson, Chair of the Board of Hertz Holdings and Hertz is also a director of Jacobs Engineering Group Inc., Ingram Micro Inc., The Western Union Company and NCR, where she has served as a director since 1997 and Lead Independent Director from 2007 to 2013. Ms. Fayne Levinson was formerly a director at DemandTec, Inc. from 2005 to 2012 until IBM acquired that Company. Ms. Levinson has extensive corporate governance and executive compensation experience having chaired multiple Compensation and Nominating and Governance Committees.

John P. Tague (Class III)	Mr. Tague has served as a director of Hertz Holdings and Hertz since November 2014. Mr. Tague is 53 years old.
Business Experience
Mr. Tague has served as the President and Chief Executive Officer and a member of the Boards of Directors of Hertz Holdings and Hertz since November 2014. Mr. Tague previously spent eight years at United Airlines, Inc. and UAL Corporation, where he served in a number of leadership roles, including President and Chief Operating Officer. Mr. Tague joined United Airlines and UAL Corporation in 2003 as Executive Vice President of Customers. He served as President from 2009 until 2010; Executive Vice President and Chief Operating Officer from 2008 to 2009; Executive Vice President and Chief Revenue Officer from 2006 to 2008; and Executive Vice President of Marketing, Sales, and Revenue from 2004 to 2006. Just prior to joining Hertz, Mr. Tague served as Chairman and Chief Executive Officer of Cardinal Logistics Holdings. Cardinal Logistics Holdings was created by the merger between Cardinal Logistics Management, Inc. and Greatwide Logistics Services, LLC, where Mr. Tague had served as Chief Executive Officer since 2011.

Directorships and Other Experience
Mr. Tague serves as a director of Choice Hotels International, Inc., one of the world’s largest hotel franchisors, where he serves on the Compensation Committee. Mr. Tague previously served on the Board of Directors for Reddy Ice Inc., Pacer International, Inc., Orbitz, ATA and United Airlines.

Carolyn N. Everson (Class I)	Ms. Everson has served as a director of Hertz Holdings and Hertz since May 2013. Ms. Everson is 43 years old.
Business Experience
Ms. Everson serves as Vice President of Global Marketing Solutions for Facebook, Inc. (“Facebook”), where she manages the global marketing solutions team focused on expanding advertising revenue and managing significant, strategic accounts. Before Facebook, Ms. Everson served as Corporate Vice President of Global Ad Sales and Strategy of Microsoft Corporation (“Microsoft”) from 2010 to 2011. Previous to Microsoft, Ms. Everson held various advertising management positions at MTV Networks Company (“MTV”) from 2004 to 2010, including serving as Executive Vice President and Chief Operating Officer of Ad Sales from 2008 to 2010. Prior to MTV, she served in roles of increasing responsibility with respect to business development and advertising at Primedia, Inc., Zagat Surveys LLC and Walt Disney Imagineering.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, continued

Samuel Merksamer (Class I)	Mr. Merksamer has served as a director of Hertz Holdings and Hertz since September 2014. Mr. Merksamer is 35 years old.
Business Experience
Mr. Merksamer is a Managing Director of Icahn Capital LP, a subsidiary of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion), where he has been employed since May 2008. Mr. Merksamer is responsible for identifying, analyzing and monitoring investment opportunities and portfolio companies for Icahn Capital. From 2003 until 2008, Mr. Merksamer was an analyst at Airlie Opportunity Capital Management, a hedge fund management company, where he focused on high yield and distressed investments. Mr. Merksamer received an A.B. in Economics from Cornell University in 2002.

Directorships and Other Experience
Mr. Merksamer has been a director of: Transocean Partners LLC, a holding company with subsidiaries that own and operate ultra-deepwater drilling rigs, since November 2014; Hologic, Inc., a supplier of diagnostic, medical imaging and surgical products, since December 2013; Transocean Ltd., a provider of offshore contract drilling services for oil and gas wells, since May 2013; Navistar International Corporation, a truck and engine manufacturer, since December 2012; and Ferrous Resources Limited, an iron ore mining company with operations in Brazil, since November 2012. Mr. Merksamer was previously a director of: Talisman Energy Inc., an independent oil and gas exploration and production company, from December 2013 to May 2015; CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, from May 2012 to September 2014; CVR Refining, LP, an independent downstream energy limited partnership, from September 2012 to May 2014; Federal-Mogul Corporation, a supplier of automotive powertrain and safety components, from September 2010 to January 2014; American Railcar Industries, Inc., a railcar manufacturing company, from June 2011 to June 2013; Viskase Companies, Inc., a meat casing company, from January 2010 to April 2013; PSC Metals Inc., a metal recycling company, from March 2009 to October 2012; and Dynegy Inc., a company primarily engaged in the production and sale of electric energy, capacity and ancillary services, from March 2011 to September 2012. CVR Refining, CVR Energy, Federal−Mogul, American Railcar Industries, Viskase Companies and PSC Metals are each indirectly controlled by Carl C. Icahn. Mr. Icahn also has or previously had non-controlling interests in Hertz, Talisman, Transocean, Navistar, Ferrous Resources and Dynegy Inc. through the ownership of securities.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, continued

Daniel A. Ninivaggi (Class I)	Mr. Ninivaggi has served as a director of Hertz Holdings and Hertz since September 2014. Mr. Ninivaggi is 51 years old.
Business Experience
Mr. Ninivaggi has served as a director of Federal-Mogul Holdings Corporation ("Federal-Mogul Holdings") and, prior to its holding company reorganization, Federal-Mogul Corporation since March 2010 and as Co-Chief Executive Officer of Federal-Mogul Holdings and Chief Executive Officer of FM Motorparts since February 2014. In connection with the spin-off of FM Motorparts from Fedral-Mogul Holdings, Mr. Ninivaggi will resign as Co-Chief Executive Officer of Federal-Mogul Holdings and also will resign as a director of Federal-Mogul Holdings and will serve as a director of FM Motorparts. Mr. Ninivaggi was President of Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion, from April 2010 to February 2014 and its Chief Executive Officer from August 2010 to February 2014. From January 2011 to May 2012, Mr. Ninivaggi served as the Interim President and Interim Chief Executive Officer of Tropicana Entertainment Inc., a company that is primarily engaged in the business of owning and operating casinos and resorts. From 2003 until July 2009, Mr. Ninivaggi served in a variety of executive positions at Lear Corporation, a global supplier of automotive seating and electrical power management systems and components, most recently as Executive Vice President and Chief Administrative Officer from 2006 to 2009. Lear Corporation filed for bankruptcy in July 2009 and emerged in November 2009. Mr. Ninivaggi served as Of Counsel to the law firm of Winston & Strawn LLP from July 2009 to March 2010.

Directorships and Other Experience
In addition to serving as a director of Federal-Mogul Holdings, Mr. Ninivaggi has been a director of: Icahn Enterprises, since March 2012; and Tropicana Entertainment Inc., since January 2011. Mr. Ninivaggi was previously a director of: CVR Refining, LP, an independent downstream energy limited partnership, from January 2013 to September 2014; American Railcar Industries, Inc., a railcar manufacturing company, from June 2013 to February 2014; CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, from May 2012 to February 2014; CVR Partners LP, a nitrogen fertilizer company, from May 2012 to February 2014; PSC Metals Inc., a metal recycling company, from April 2012 to February 2014; WestPoint Home LLC, a home textiles manufacturer, from February 2012 to February 2014; Viskase Companies, Inc., a meat casing company, from June 2011 to February 2014; XO Holdings, a competitive provider of telecom services, from August 2010 to February 2014; Motorola Mobility Holdings, Inc., a provider of mobile communication devices, video and data delivery solutions, from December 2010 to May 2012; and CIT Group, Inc., a bank holding company, from December 2009 to May 2011. Mr. Ninivaggi received a B.A. in History from Columbia University in 1986, a Masters of Business Administration from the University of Chicago in 1988 and a J.D. from Stanford Law School in 1991.

Michael J. Durham (Class II)	Mr. Durham has served as a director of Hertz Holdings and Hertz since November 2006. Mr. Durham is 64 years old.
Business Experience
Mr. Durham served as Director, President and Chief Executive Officer of Sabre, Inc. (“Sabre”), then a NYSE‑listed company providing information technology services to the travel industry, from October 1996, the date of Sabre’s initial public offering, to October 1999. From March 1995 to July 1996, when Sabre was a subsidiary of AMR Corporation, he served as Sabre’s President. Prior to joining Sabre, Mr. Durham spent 16 years with American Airlines, serving as the Senior Vice President and Treasurer of AMR Corporation and Senior Vice President of Finance and Chief Financial Officer of American Airlines from October 1989 until he assumed the position of President of Sabre in March 1995.

Directorships and Other Experience
Mr. Durham also serves as a member of the Boards of Directors of Travelport Worldwide Ltd and Cambridge Capital Acquisition Corp. During the preceding five years, Mr. Durham has served on the Boards of Directors of Asbury Automotive Group, Inc., Acxiom Corporation, both publicly listed companies and Travora Media and Culligan International, both privately held companies.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, continued

Vincent J. Intrieri (Class II)	Mr. Intrieri has served as a director of Hertz Holdings and Hertz since September 2014. Mr. Intrieri is 58 years old.
Business Experience
Mr. Intrieri has been employed by Icahn related entities since October 1998 in various investment related capacities. Since January 2008, Mr. Intrieri has served as Senior Managing Director of Icahn Capital LP, the entity through which Carl C. Icahn manages private investment funds. In addition, since November 2004, Mr. Intrieri has been a Senior Managing Director of Icahn Onshore LP, the general partner of Icahn Partners LP, and Icahn Offshore LP, the general partner of Icahn Partners Master Fund LP, entities through which Mr. Icahn invests in securities.

Directorships and Other Experience
Mr. Intrieri has been a director of: Transocean Ltd., a provider of offshore contract drilling services for oil and gas wells, since May 2014; Navistar International Corporation, a truck and engine manufacturer, since October 2012; and Chesapeake Energy Corporation, an oil and gas exploration and production company, since June 2012. Mr. Intrieri was previously: a director of CVR Refining, LP, an independent downstream energy limited partnership, from September 2012 to September 2014; a director of Forest Laboratories, Inc., a supplier of pharmaceutical products, from June 2013 to June 2014; a director of CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, from May 2012 to May 2014; a director of Federal-Mogul Corporation, a supplier of automotive powertrain and safety components, from December 2007 to June 2013; a director of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion) from July 2006 to September 2012, and was Senior Vice President of Icahn Enterprises L.P. from October 2011 to September 2012; a director of Dynegy Inc., a company primarily engaged in the production and sale of electric energy, capacity and ancillary services, from March 2011 to September 2012; chairman of the board and a director of PSC Metals Inc., a metal recycling company, from December 2007 to April 2012; a director of Motorola Solutions, Inc., a provider of communication products and services, from January 2011 to March 2012; a director of XO Holdings, a competitive provider of telecom services, from February 2006 to August 2011; a director of National Energy Group, Inc., a company that was engaged in the business of managing the exploration, production and operations of natural gas and oil properties, from December 2006 to June 2011; a director of American Railcar Industries, Inc., a railcar manufacturing company, from August 2005 until March 2011, and was a Senior Vice President, the Treasurer and the Secretary of American Railcar Industries from March 2005 to December 2005; a director of WestPoint Home LLC, a home textiles manufacturer, from November 2005 to March 2011; chairman of the board and a director of Viskase Companies, Inc., a meat casing company, from April 2003 to March 2011; and a director of WCI Communities, Inc., a homebuilding company, from August 2008 to September 2009. CVR Refining, CVR Energy, Federal-Mogul, Icahn Enterprises, PSC Metals, XO Holdings, National Energy Group, American Railcar Industries, WestPoint Home and Viskase Companies each are or previously were indirectly controlled by Carl C. Icahn. Mr. Icahn also has or previously had a non-controlling interest in Hertz, Transocean, Forest Laboratories, Navistar, Chesapeake Energy, Dynegy, Motorola Solutions and WCI Communities. Mr. Intrieri graduated in 1984, with Distinction, from The Pennsylvania State University (Erie Campus) with a B.S. in Accounting. Mr. Intrieri was a certified public accountant.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, continued

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, number of years employed by Hertz Holdings and Hertz as of June 30, 2015 and positions of our executive officers. In June 2015, we determined that Robert J. Stuart and Naren Srinivasan no longer qualified as executive officers.

Name	Age	Number of Years Employed	Position
John P. Tague..........	53	—	President and Chief Executive Officer
Lawrence H. Silber..	58	—	Chief Executive Officer & President of Hertz Equipment Rental Corporation
Michel Taride...........	58	29	Group President, Rent A Car International
Jeffrey T. Foland......	44	—	Senior Executive Vice President and Chief Revenue Officer
Thomas Sabatino....	56	__	Senior Executive Vice President, Chief Administrative Officer and General Counsel
Thomas C. Kennedy..	49	1	Senior Executive Vice President and Chief Financial Officer
Tyler A. Best............	47	—	Executive Vice President and Chief Information Officer
Robin C. Kramer......	50	1	Senior Vice President, Chief Accounting Officer

Mr. Tague has served as the President and Chief Executive Officer and a member of the Boards of Directors of Hertz Holdings and Hertz since November 2014. Mr. Tague previously spent eight years at United Airlines, Inc. and UAL Corporation, where he served in a number of leadership roles, including President and Chief Operating Officer. Mr. Tague joined United Airlines and UAL Corporation in 2003 as Executive Vice President of Customers. He served as President from 2009 until 2010; Executive Vice President and Chief Operating Officer from 2008 to 2009; Executive Vice President and Chief Revenue Officer from 2006 to 2008; and Executive Vice President of Marketing, Sales, and Revenue from 2004 to 2006. Just prior to joining Hertz, Mr. Tague served as Chairman and Chief Executive Officer of Cardinal Logistics Holdings. Cardinal Logistics Holdings was created by the merger between Cardinal Logistics Management, Inc. and Greatwide Logistics Services, LLC, where Mr. Tague had served as Chief Executive Officer since 2011. In addition to the Hertz Holdings and Hertz Boards of Directors, Mr. Tague currently serves on the Board of Directors of Choice Hotels International, Inc. He previously served on the Board of Directors for Reddy Ice Inc., Pacer International, Inc., Orbitz, ATA and United Airlines.

Mr. Silber has served as the Chief Executive Officer and President of Hertz Equipment Rental Corporation since May 20, 2015. Mr. Silber previously served as an Executive Advisor at Court Square Capital Partners, LLP from 2014 to 2015. Mr. Silber served as Interim Chief Executive Officer and Interim President of SMTC Corporation from May 14, 2013 to January 6, 2014. Mr. Silber served as the Chief Operating Officer of Hayward Industries, Inc. from June 2008 to April 2012. Prior to joining Hayward Industries, Mr. Silber held a 30-year career with Ingersoll Rand Company from 1978 until 2008. At Ingersoll Rand, he served as President of the Utility Equipment Group, and then helped manage a divestiture of this business and related businesses to Doosan, a Korean based multinational company. Mr. Silber served as Chairman of Ingersoll Rand Canada. He has been a Director of SMTC Corporation since October 19, 2012 and a Director of Pike Corporation, Inc. since December 22, 2014.

Mr. Taride has served as the Group President, Hertz Rent A Car International since January 2010. In this role Mr. Taride is currently responsible for our International Car Rental operations, other than in Canada and Puerto Rico and had global responsibility for our Global Customer Care Organization through March 2015. Mr. Taride previously served as Executive Vice President of Hertz and President, Hertz Europe Limited from January 2004 and as Executive Vice President of Hertz Holdings and President, Hertz Europe Limited, from June 2006 until December 2009. From January 2003 until December 2003, he served as Vice President and President, Hertz Europe Limited. From April 2000 until December 2002, he served as Vice President and General Manager, Rent A Car, Hertz Europe Limited. From July 1998 to March 2000, he was General Manager, Rent A Car France and HERC Europe. Previously, he served in various other operating positions in Europe from 1980 to 1983 and from 1985 to 1998.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, continued

Mr. Foland has served as Senior Executive Vice President and Chief Revenue Officer of Hertz Holdings and Hertz since January 2015. Prior to joining Hertz Holdings and Hertz, Mr. Foland served in various leadership positions at United Airlines, including, most recently, Executive Vice President, Chief Marketing and Strategy Officer. Mr. Foland also served as Executive Vice President Marketing, Technology and Strategy (December 2012 - October 2014); Executive Vice President Strategy, Technology and Business Development (April 2012 - December 2012); Executive Vice President and President, Mileage Plus Holdings, LLC, (October 2010 - April 2012); and Senior Vice President Worldwide Sales and Marketing (January 2009 - September 2010). Prior to joining United Airlines in 2005, Mr. Foland served as a principal at ZS Associates. Mr. Foland serves on the board of trustees of LaSalle Hotel Properties.

Mr. Sabatino has served as Senior Executive Vice President, Chief Administrative Officer and General Counsel of Hertz Holdings and Hertz since February 2015. Prior to joining Hertz Holdings and Hertz, Mr. Sabatino served as Executive Vice President, Global Legal and Chief Administrative Officer of Walgreens Co. from April 2014 through February 2015. From September 2011 to April 2014, Mr. Sabatino served as Executive Vice President, General Counsel and Corporate Secretary of Walgreens Boots Alliance. Prior to joining Walgreens Co., Mr. Sabatino served as Executive Vice President and General Counsel at United Airlines in 2010 and Schering-Plough Corporation from April 2004 to November 2009. Previously, Mr. Sabatino served as Corporate Vice President and General Counsel at Baxter International from December 1997 until April 2004.

Mr. Kennedy has served as the Senior Executive Vice President and Chief Financial Officer of Hertz Holdings and Hertz since December 2013. Prior to joining Hertz Holdings and Hertz, Mr. Kennedy served as Chief Financial Officer and Executive Vice President of Hilton Worldwide Holdings Inc. (formerly, Hilton Worldwide, Inc.) from 2008 to 2013.  Between 2003 and 2007, Mr. Kennedy served as Executive Vice President and Chief Financial Officer of Vanguard Car Rental (parent to Alamo & National rental car brands).  Prior to joining Vanguard, Mr. Kennedy served in various positions at Northwest Airlines, Inc., including as Senior Vice President and Controller in 2003; Vice President, Financial Planning and Analysis from 2000 to 2002; Managing Director, Corporate Planning in 1999; and Director, Finance and Information Services, Pacific Division, Tokyo, Japan from 1997 to 1999.  Mr. Kennedy held various other financial positions with Northwest from 1992 to 1997.  He received his Masters in Business Administration from Harvard University and his Bachelors of Arts in Economics, summa cum laude, from Tulane University.

Mr. Best has served as Executive Vice President and Chief Information Officer of Hertz Holdings and Hertz since January 2015. Prior to joining Hertz Holdings and Hertz, Mr. Best served at YP (formerly Yellow Pages) as Chief Information Officer from November 2012 through December 2014. From March 2012 to November 2012, Mr. Best was an independent consultant providing Cerberus Capital Management (a New York-based private equity firm) with information technology support services. From 2008 to 2012, Mr. Best served as Chief Technology Officer at Ally Financial, Inc. (formerly, GMAC). From June 2003 through December 2007, Mr. Best served as Senior Vice President and Chief Information Officer at Vanguard Car Rental (parent to Alamo & National rental car brands).

Ms. Kramer has served as Senior Vice President and Chief Accounting Officer of Hertz Holdings and Hertz since May 2014. Prior to joining Hertz Holdings and Hertz, Ms. Kramer was an audit partner at Deloitte & Touche LLP from 2007 to 2014, including serving in Deloitte’s National Office Accounting Standards and Communications Group from 2007 to 2010. From 2005 to 2007, Ms. Kramer served as Chief Accounting Officer of Fisher Scientific International, Inc., and from 2004 to 2005 Ms. Kramer served as Director, External Reporting, Accounting and Control for the Gillette Company. Ms. Kramer also held partner positions in the public accounting firms of Ernst & Young LLP and Arthur Andersen LLP. Ms. Kramer earned a Bachelor’s degree in Accounting from Salem State College in Massachusetts. Ms. Kramer is a licensed CPA in Massachusetts, New York and Connecticut. She is a member of the Massachusetts Society of CPAs, the AICPA, and is a Board Member for the Massachusetts State Board of Accountancy.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based on a review of reports filed by Hertz Holdings’ directors, executive officers and beneficial holders of 10% or more of our outstanding shares, and upon representations from those persons, all reports required to be filed by Hertz Holdings’ reporting persons during 2014 were filed on time, except that due to an administrative error, the Company filed a late Form 3 on behalf of Robin Kramer.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, continued

CODE OF ETHICS

The Company has adopted Standards of Business Conduct, which applies to all directors, officers and employees, and the Directors’ Code of Business Conduct and Ethics, which is applicable to the Board. The full text of the Standards of Business Conduct and Directors’ Code of Business Conduct and Ethics is included with the Corporate Governance information available on the Company’s website at www.hertz.com.  The Company intends to disclose any changes in or waivers from its Standards of Business Conduct or Directors’ Code of Business Conduct and Ethics by posting such information on its website or by filing a Current Report on Form 8-K.

AUDIT COMMITTEE

Hertz Holdings and Hertz each have an Audit Committee consisting of the following directors, all of whom were determined to be independent under Rule 10A-3 of the Exchange Act, NYSE rules and our Corporate Governance Guidelines: Carl T. Berquist (Chair), Michael J. Durham, Vincent J. Intrieri, Debra J. Kelly-Ennis, and Michael F. Koehler. Each member of the Audit Committee is “financially literate” under NYSE rules and Messrs. Berquist, Intrieri, Durham and Koehler were determined to be “audit committee financial experts” under SEC rules.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In accordance with SEC rules, the following Compensation Discussion and Analysis summarizes the compensation paid to our named executive officers (“NEOs”) in 2014. References to “our Compensation Committee” include the Compensation Committee of Hertz Holdings and Hertz and references to “our Board” or “our Board of Directors” refer to the boards of directors of Hertz Holdings and Hertz. Except where the context otherwise requires, references to “we” “our” and “our Company” in this Compensation Discussion and Analysis include both Hertz Holdings and Hertz.

Executive Summary

Our Company’s financial and operating performance during 2014 was very disappointing. With respect to all of the financial measures used to measure success under our Company’s annual and long-term incentive plans, results were below target expectations and, in four out of five cases, below threshold. In addition, a review of our Company’s accounting controls resulted in the conclusion that there were accounting misstatements, which have required restatement of financial results for 2011 through 2013 and delayed filing of the financial statements for 2014. The Explanatory Note to this Annual Report on Form 10-K and Note 2, "Restatement" to the Notes to our consolidated financial statements included in this Annual Report on Form 10-K under the caption Item 8, "Financial Statements and Supplementary Data" provide further details about these events. These events were reflected in Hertz Holdings’ stock price, which declined 13% from January 1, 2014 to December 31, 2014.

These poor results had major consequences on our executive compensation program.

Payments under the executive compensation program

The three main elements of compensation we pay to our NEOs are salary, an annual cash bonus under Hertz Holdings’ Senior Executive Bonus Plan and equity awards based on the performance of our Company.

•
Salaries Remained the Same as in 2013 or Were Only Modestly Increased: We either did not increase salaries (including the salaries for our former CEO, Mark Frissora and our current CFO, Thomas Kennedy (who was hired in December 2013), and our former Group President, Rent-A-Car Americas, Scott Sider), or provided modest, market-based increases (ranging from 2% to 3%) for our other NEOs.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

•
Annual Cash Bonus Earned Significantly Below Target: Due to our operating and financial performance in 2014 being well below established targets, the annual cash bonuses were a very small percentage of target- the highest percentage was approximately 11% of target for the NEOs, with the exceptions (described below) of Messrs. Tague and MacDonald, who had contractually negotiated higher amounts, and our CFO, Mr. Kennedy whose higher bonus reflected his extraordinary efforts in reviewing and evaluating the financial statements and internal audit function of the Company.

•	Long-Term Incentives

•
2014-2015 Corporate EBITDA Performance Stock Units (“PSUs”) Were Not Earned: Because our Corporate EBITDA (as defined in “Non-GAAP Measures” below) did not exceed the threshold performance level necessary to earn PSUs for 2014, our NEOs earned none of the PSUs based on Corporate EBITDA granted in 2014. While PSUs can potentially be earned based on 2014-2015 performance, it is also expected that 2014-2015 performance will not result in any PSUs being earned.

•
2014 Corporate EBITDA Margin PSUs Were Not Earned: Because our 2014 Corporate EBITDA margin (as defined and calculated in “Non-GAAP Measures” below) was below the established Corporate EBITDA margin target, our NEOs earned none of the 2014 Corporate EBITDA margin PSUs.

•
2012-2013 and 2013-2014 Corporate EBITDA PSUs Were Adjusted Downward Based on Restated Financials. As a result of our restated 2012 and 2013 financials, the Compensation Committee reduced the number of PSUs which were eligible to vest to correspond with actual Corporate EBITDA performance in 2012 and 2013. Restated 2012-2013 Corporate EBITDA performance reduced the number of PSUs earned from 98.4% to 82.8% of target and restated Corporate EBITDA performance for 2013 and 2013-2014 reduced the number of PSUs earned from 66.0% to 60.0% of target.

Changes in Our Executive Team

We made very extensive changes to our senior management team in 2014 and 2015, and we believe these changes have better positioned our Company for future success. Among our NEOs these changes involved the departure of our Chief Executive Officer, our Chief Executive Officer of Hertz Equipment Rental Corporation, our Group President, Rent-A-Car Americas, our Executive Vice President, General Counsel and Secretary, and our Executive Vice President Corporate Affairs and Communications. These changes occurred under circumstances that entitled the departing executives to benefits under their employment agreements or Hertz Holdings' Severance Plan for Senior Executives.

Changes in the 2015 Compensation Program

The Compensation Committee, in consultation with its new independent compensation consultant Frederic W. Cook & Co., Inc. (“Frederic Cook”), and with input from new management, engaged in a complete review of our Company’s executive compensation program and overall compensation philosophy. Based on this review, the Compensation Committee has made and is continuing to make major changes to the overall structure of our 2015 compensation program and believes these changes will be beneficial to our continued efforts to recruit and retain the individuals who will drive the future of our Company.

•	Changes to our annual cash compensation program

•
Use of adjusted pre-tax income as the main performance modifier: Instead of the three financial metrics (adjusted pre-tax income (“API”), return on total capital, and revenue) used in 2014 to measure corporate financial performance under Hertz Holdings’ Senior Executive Bonus Plan, the 2015 plan will use just one metric-API. While the other metrics continue to be important, the Compensation Committee believes that API is the most important metric at this time and using one metric best focuses our NEOs on this critical component of financial success. Consistent with the emphasis on simplification and growing API, the Compensation Committee modified the component of the award based on business unit performance by removing multiple performance and operating goals for business unit performance.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

Instead, API measured at the business unit level will be a portion of the award for certain business unit executives.

•
Effective cap on overall payouts: Instead of potential payouts that could equal 300% of target for specified levels of high performance under the 2014 plan and in certain circumstances be even higher, maximum payouts under Hertz Holdings’ Senior Executive Bonus Plan have been generally reduced to 160% of target for participants.

•	Changes to our long-term incentive plan

•
Corporate EBITDA PSUs based on three-year rather than two-year performance period: PSUs based on Corporate EBITDA will comprise 50% (instead of the previous 70%) of each NEO’s long-term equity award. The Corporate EBITDA targets that have been established for 2015, 2016, and 2017 are significantly higher than 2014 Corporate EBITDA and increase each year. 1/3 of the PSUs will be earned each year, depending on whether that year’s target is met and, if not met, no PSUs will be earned for that year. Earned PSUs will vest as a single tranche at the end of three years after the certification of results for the last performance period covered by the award.

•	Elimination of Corporate EBITDA margin awards: PSUs based on Corporate EBITDA margin, which were earned if Corporate EBITDA margin equaled 75% of the prior year’s margin, have been eliminated.

•
Use of stock options: 50% of each NEO’s long-term equity incentive award will consist of stock options, reflecting the Compensation Committee’s view that shareholder interests are best advanced at this time with a stock incentive that only provides value when the price of Hertz Holdings’ common stock increases.

•
Focused CEO compensation arrangements: Pursuant to Mr. Tague’s employment agreement (as will be further described below), while the CEO’s long-term incentives have also been awarded in the form of PSUs and stock options, (1) 50% of his options vest based on his meeting goals with respect to developing a business plan and assembling a management team, and (2) the remaining awards vest based on our Company achieving certain revenue efficiency measures for the 2015-2017 time period.

We believe our compensation decisions are consistent with our continuing commitment to best practices in corporate governance and executive compensation design, which can be summarized as follows:

What We Do and What We Don’t Do

☑	We pay for our Company’s financial and operating performance	☒	We don’t have a high percentage of fixed compensation
☑	We evaluate risk in light of our compensation programs	☒	We don’t exclusively grant time-vested awards
☑	We cap the amount of our annual cash bonuses at reasonable levels	☒	We don’t allow our officers and directors to hedge or pledge our stock
☑	We use double-trigger provisions for our change in control agreements	☒	We don’t use the same performance metrics for short-term and long-term compensation
☑	We use an independent compensation consultant	☒	We don’t use a peer group composed of companies significantly larger than ours
☑	We have a robust stock ownership policy	☒	We don’t re-price underwater options
☑	We maintain clawback policies	☒	We don’t use short-term vesting for stock awards
☑	We revised our change in control agreement to eliminate tax gross-ups for new hires	☒	We don’t provide for automatic salary increases

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

Named Executive Officers

We refer to the following individuals as our “named executive officers” (or “NEOs”):

•	John P. Tague, who became our Chief Executive Officer on November 21, 2014;

•	Thomas C. Kennedy, our Chief Financial Officer and Senior Executive Vice President;

•
Brian P. MacDonald, who became Chief Executive Officer of Hertz Equipment Rental Corporation (“HERC”) on June 2, 2014 and served in that role until his resignation on May 20, 2015, and served as our interim CEO from September 7, 2014 to November 20, 2014;

•	Michel Taride, who is our Group President, Rent‑A‑Car International;

•	Robert J. Stuart, who is our Executive Vice President, Sales and Marketing;

•	Richard D. Broome, who served as our Executive Vice President, Corporate Affairs and Communications until his resignation on July 1, 2015;

•	Mark P. Frissora, who served as our CEO until his resignation on September 7, 2014;

•	Scott P. Sider, who served as Group President, Rent-A-Car Americas until his retirement on August 18, 2014; and

•	J. Jeffrey Zimmerman, who served as Executive Vice President, General Counsel and Secretary until his resignation on December 1, 2014.

Determining What We Pay - Compensation Philosophy and the Role of the Compensation Committee

The Compensation Committee reviews and establishes the compensation program for our NEOs. Our Compensation Committee is committed to creating incentives for our NEOs that reward them for the performance of our Company. Our Compensation Committee’s philosophies include an emphasis on the following:

•
Our compensation program’s structure should be aligned with the price and market performance of Hertz Holdings’ common stock: Our Compensation Committee believes that creating goals which are more directly focused on the price and performance of Hertz Holdings’ common stock will further align the interests of Hertz Holdings’ stockholders and our NEOs.

•
Our compensation design should be simple, transparent and clearly articulated to our participants and stockholders: Our Compensation Committee is committed to simplifying our short-term cash compensation program and long-term equity compensation program to focus our NEOs’ attention on business goals and the price and performance of Hertz Holdings’ common stock.

•
Our compensation program should provide short- and long-term components to drive performance over the long run: Long-term results are important to Hertz Holdings’ stockholders and our Compensation Committee believes that a compensation program that rewards results both annually and on a year-over-year basis provides the framework for superior long-term performance.

•
Our compensation should be competitive and market-based to attract and retain our executive officers: Our Compensation Committee believes our compensation program should provide a combination of incentives that will allow us to hire, retain and reward talented individuals at every position.

•
Our compensation program should responsibly balance incentives with prudent risk management: Our Compensation Committee believes that responsible use of different types of incentives will create and foster a culture of growth that is sustainable and appropriate for our Company.

Determining What We Pay - Role of Compensation Consultants

The Compensation Committee has the authority to retain outside advisors as it deems appropriate. From July 2008 to November 2014, the Compensation Committee engaged Semler Brossy Consulting Group LLC (“Semler Brossy”) as

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

its compensation consultant to provide advice and information. In November 2014, the Compensation Committee, after review of the services provided by Semler Brossy and relevant independence considerations, transitioned from Semler Brossy and engaged Frederic Cook as its compensation consultant. Frederic Cook’s responsibilities include:

•	reviewing and advising on total executive compensation, including salaries, short‑ and long‑term incentive programs and relevant performance goals;

•	advising on industry trends, important legislation and best practices in executive compensation;

•	advising on how to best align pay with performance and with our business needs; and

•	assisting the Compensation Committee with any other matters related to executive compensation arrangements, including senior executive employment agreements.

The Compensation Committee reviews our compensation programs in light of Frederic Cook’s recommendations and adjusts compensation as the Compensation Committee sees fit. However, the decisions made by the Compensation Committee are the responsibility of the Compensation Committee, and may reflect factors other than the recommendations and information provided by Frederic Cook. Frederic Cook does not perform any services for the Company other than its role as advisor to the Compensation Committee. Before engaging any compensation consultant, it is the Compensation Committee’s practice to determine the compensation consultant’s independence and whether any conflicts of interest would be raised by the engagement of the compensation consultant. The Compensation Committee believes that the work of the compensation consultants did not raise any conflicts of interest and the compensation consultants engaged by the Compensation Committee are independent.

Determining What We Pay - Role of the CEO

In determining the appropriate levels of our compensation programs, our CEO traditionally provides his input to the Compensation Committee on topics that he believes are important. As part of this process, our CEO obtains data from and has discussions with our Chief Human Resources Officer or other appropriate executives. Our CEO’s reviews and observations regarding performance provide additional data for the Compensation Committee to consider regarding our overall compensation program. In addition, the Independent Non-Executive Chair, who is the Chair of the Compensation Committee, has an integral role in the determination of our CEO’s compensation through her independent review and discussions with various parties. Because our Independent Non-Executive Chair is the Chair of the Compensation Committee, the Board believes that this provides the requisite focus on evaluating the CEO and setting his compensation relative to his performance. Although our Compensation Committee may give weight to our CEO’s input, in all cases, the final determinations over compensation reside with the Compensation Committee or, if directed by the Board, in the case of our CEO, with the independent members of our Board.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

Determining What We Pay - Elements of our Compensation Programs

Element	Type	How and Why We Pay It
Salary	Fixed Cash	Paid throughout the year to attract and retain senior executives
Sets the baseline for bonus and retirement programs
Annual Cash Bonus(1)	Performance‑Based Cash	Paid annually in cash to reward performance of the Company, business unit and individual
Aligns senior executives’ interests with Hertz Holdings' stockholders’ interests, reinforces key strategic initiatives and encourages superior individual performance
Long‑Term Equity	Long‑Term Equity	Granted annually, with vesting occurring in subsequent years based on satisfying performance conditions
Aligns senior executives’ interests with Hertz Holdings' stockholders’ interests and drives key performance goals
Retirement Benefits and Perquisites	Variable Other	Paid at retirement based on senior executives’ salary, bonus and years of service to the Company
Limited perquisites for business purposes, including relocation expenses generally designed to attract and retain talent

(1)	We also occasionally provide non-recurring cash bonuses to reflect superior individual performance, new responsibilities or to compensate new hires for amounts forfeited from their previous employer.

Determining What We Pay - Survey Group

As part of determining our compensation programs, we compared the compensation for our NEOs to the compensation of comparable positions at a group of companies (the “Survey Group”). The Compensation Committee selected the Survey Group in late 2013 in consultation with Semler Brossy. Because the number of our direct industry competitors in the global market is limited, we did not limit the Survey Group to our direct competitors, but also included similarly‑sized companies that are in the consumer discretionary (excluding media companies), consumer staples and industrials (excluding capital goods companies) sectors. These industries were selected because successful companies within these industries frequently bear substantial similarities to the Company’s business model, insofar as they (i) are asset‑intensive, (ii) require frequent customer contact at multiple locations and (iii) involve the need to maintain favorable brand recognition. The companies in the Survey Group had annual revenues of approximately $5 to $22 billion, as compared to the Company’s 2014 revenue of $11 billion. We included a relatively large number (49) of companies in the Survey Group, in part because we believe that doing so helps to reduce the influence of outliers. Of the 49 companies in the Survey Group, 37 were in the prior Survey Group.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

The following are the companies that comprised our Survey Group in 2014:

Advance Auto Parts Inc.	General Mills, Inc.	R.R. Donnelley & Sons Co.
Avis Budget Group, Inc.	Hershey Co.	Ralph Lauren Corp.
Avon Products Inc.	Hormel Foods Corp.	Ross Stores Inc.
Big Lots, Inc.	J.C. Penney Company, Inc.	Ryder System, Inc.
BorgWarner Inc.	J. M. Smucker Co.	Southwest Airlines Co.
CarMax Inc.	Kellogg Co.	Starbucks Corp.
Carnival Corp.	Kelly Services, Inc.	Starwood Hotels & Resorts Worldwide, Inc.
Coach Inc.	Kohl’s Corp.	SUPERVALU Inc.
Colgate‑Palmolive Co.	L Brands, Inc.	TRW Automotive Holdings Corp.
ConAgra Foods, Inc.	Marriott International, Inc.	V. F. Corp.
CSX Corp.	Mattel, Inc.	Visteon Corp.
Darden Restaurants, Inc.	Newell Rubbermaid Inc.	Waste Management, Inc.
Dean Foods Co.	Nordstrom, Inc.	Whirlpool Corp.
Dr. Pepper Snapple Group Inc.	Norfolk Southern Corp.	Whole Foods Market, Inc.
Estee Lauder Companies Inc.	Office Depot, Inc.	YUM! Brands, Inc.
Federal‑Mogul Corp.	Penske Automotive Group Inc.
Gap Inc.	PVH Corp.
When making compensation decisions for our senior executives, our management and our Compensation Committee considered the compensation levels of the Survey Group, as well as industry factors, general business developments, corporate, business unit and individual performance and our overall compensation philosophy. Our Compensation Committee does not apply Survey Group data in a formulaic manner to determine the compensation of our NEOs. Rather, the Survey Group data represented one of several factors that our Compensation Committee considered in a holistic assessment of compensation decisions. We typically review the salaries, annual bonus levels and long‑term equity awards of our NEOs every 12 months, and we periodically (but not on a set schedule) review the other elements of their compensation.

Determining What We Pay - Response to Advisory Vote on Executive Compensation

In 2014, Hertz Holdings' advisory vote on executive compensation was approved by the following vote:

For	Against	Abstain	Broker Non‑Votes
342,971,299	10,216,316	2,049,239	37,536,408

This represented a 96% level of approval. Although the effect of the advisory vote on executive compensation is non-binding, the Board and Compensation Committee considered the results of the 2014 vote and will continue to consider the results of future votes in determining the compensation of our NEOs and our compensation programs generally. Hertz Holdings values the opinions of its stockholders and is committed to considering their opinions in making compensation decisions.

Annual Cash Compensation

Salary

For the NEOs, the Compensation Committee determines salary and any increases after reviewing individual performance, conducting internal compensation comparisons and reviewing compensation in the Survey Group. We also take into account other factors such as an individual’s prior experience, total mix of job responsibilities versus market comparables and internal equity. The Compensation Committee consults with our CEO (except as to his own compensation) regarding salary decisions for NEOs. We review salaries upon promotion or other changes in job responsibility.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

As the result of our regular, cyclical review of salaries, the annual base salaries for our NEOs were established for 2014 as set forth below. The 2014 increases for NEOs who were employed throughout 2013 ranged from 0% to approximately 3%, and averaged approximately 1%.

Name	2014 Salary ($)	2013 Salary ($)	What We Took Into Consideration in Setting 2014 Salaries
Mr. Tague(1)	1,450,000	N/A	Offering a competitive salary in connection with Mr. Tague’s appointment as Chief Executive Officer of our Company in November 2014
Mr. Kennedy	660,000	660,000	Offering a competitive salary in connection with Mr. Kennedy’s appointment as Chief Financial Officer in December 2013
Mr. MacDonald(1)	1,100,000	N/A	Offering a competitive salary in connection with Mr. MacDonald’s appointment as Chief Executive Officer of HERC in June 2014(2)
Mr. Taride(3)	637,897	624,166	The overall performance of our Rent‑A‑Car International business unit in 2013
			Mr. Taride’s performance in managing our worldwide expansion of our new and existing brands
Mr. Stuart	505,000	495,000	Mr. Stuart’s performance in managing and expanding our marketing efforts for all of our brands
			Mr. Stuart’s role in preserving and expanding our relationships with key customers
Mr. Broome	394,500	383,000	Mr. Broome’s performance in managing our corporate communications strategies and stockholder outreach
Mr. Frissora	1,450,000	1,450,000	Mr. Frissora’s performance in managing our Company’s operations in 2013
Mr. Sider	660,000	660,000	The overall performance and growth of our Rent‑A‑Car Americas business unit in 2013
Mr. Zimmerman	536,000	520,000	Mr. Zimmerman’s leadership in expanding and managing our legal department in 2013
			Mr. Zimmerman’s performance in handling special legal projects related to our Company and HERC

(1)	The base salaries actually paid to paid to Messrs. Tague and MacDonald were pro-rated to their respective start dates of November 21, 2014 and June 21, 2014.

(2)	Mr. MacDonald served as Chief Executive Officer of HERC from June 2014 through May 2015.

(3)	For Mr. Taride, these amounts have been converted to U.S. dollars from pounds sterling at the 12‑month average rate of 1.64739.

Senior Executive Bonus Plan

Our NEOs’ compensation includes an annual cash bonus computed pursuant to the terms of the Executive Incentive Compensation Plan (“EICP”), which will be described in the next section. In order that bonus payments qualify as deductible under Section 162(m) of the Internal Revenue Code (the “Code”), the actual payments are made through the Hertz Global Holdings, Inc. Senior Executive Bonus Plan (“Senior Executive Bonus Plan”), which was approved by Hertz Holdings’ stockholders at its 2010 annual meeting. Payments under the Senior Executive Bonus Plan are intended to qualify as performance‑based compensation under Section 162(m) of the Code. Under the terms of the Senior Executive Bonus Plan, the maximum amount of a payment (1) to our CEO is limited to 1% of our EBITDA, as defined in “Non-GAAP Measures” below, for a performance period and (2) to our other participants is limited to 0.5% of our EBITDA for a performance period. If our EBITDA is greater than $0, our NEOs will become eligible for an award under the EICP, the subplan under which our Compensation Committee exercises its discretion to reduce the size of the awards payable under the Senior Executive Bonus Plan. Although our Compensation Committee exercises discretion to reduce annual incentives under the Senior Executive Bonus Plan, it may not increase the payments.

As will be described below, different cash bonus arrangements applied to Messrs. Tague and MacDonald because they were hired in 2014 after the performance period was well under way. See “Cash Bonus for John P. Tague” and “Cash Payments to Brian P. MacDonald” for descriptions of their arrangements.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

Annual Cash Incentive Program (EICP)

How We Determined the 2014 EICP Awards

To determine the EICP awards, our Compensation Committee reviewed our performance against the established performance criteria, reviewed individual performance and approved the EICP award payments for the NEOs. To arrive at the annual award, the NEO’s salary was multiplied by a specified target (the “Target Award”), which was further multiplied by modifiers noted in the table below:

Target Award	X	Corporate Performance Modifier(1)	X	Business Unit Modifier(2)	X	Individual Performance Modifier(3)	=	Annual Incentive Payout
				(75% to 125%)		(0% to 150%)		(EICP Award)

(1)	The Corporate Performance Modifier is designed to reward our Company’s overall financial performance and is based on the weighted average of our Company’s API, return on total capital and revenue.

(2)	The Business Unit Modifier is designed to reward the performance of individual business units and, for corporate employees, the weighted average of each individual business unit’s performance.

(3)	The Individual Performance Modifier is designed to reward the individual performance of our NEOs.

Target Awards for 2014

The Target Award for 2014 was a percentage of the NEO’s 2014 base salary. In general, the Compensation Committee considered the experience, responsibilities, title and historical performance of each particular NEO when determining Target Awards.

Each NEO’s 2014 Target Award as a percentage of base salary as of December 31, 2014 was as follows:

Named Executive Officer	Target Award as a % of Salary (%)	Salary as of December 31, 2014 ($)	Target Award ($)
Mr. Kennedy	85	660,000	561,000
Mr. Taride(1)	85	637,897	542,213
Mr. Stuart	75	505,000	378,750
Mr. Broome	70	394,500	276,150
Mr. Frissora	170	1,450,000	2,465,000
Mr. Sider	85	660,000	561,000
Mr. Zimmerman	80	536,000	428,800

(1)	For Mr. Taride, these amounts have been converted to U.S. dollars from pounds sterling at the 12‑month average rate of 1.64739.
Corporate Performance Modifier for 2014

The chart below summarizes the financial performance elements of the 2014 Corporate Performance Modifier. In early 2014, the Compensation Committee reviewed each element of the 2014 Corporate Performance Modifier. From this review, the Compensation Committee elected to continue using API and revenue as Corporate Performance Modifiers and replaced economic value added, or EVA® (a registered trademark of Stern Stewart and Co.) with return on total capital. Like EVA®, return on total capital provides a relative measure of our profitability compared to our invested capital, however we believe that return on total capital is the measure more commonly used by analysts who follow Hertz Holdings. The financial performance elements contained the same weights as those used in the 2013 Corporate Performance Modifier, with the exception of return on total capital, which entirely replaced the 40%-weighted EVA® metric.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

Corporate Performance Modifier-Financial Performance Element Summary
Criteria	Weight	U.S. GAAP?	What It Is	Why We Use It
Adjusted Pre‑Tax Income ("API")	40%	No
Equal to our income before acquisition accounting charges, non‑cash interest items, income taxes, minority interest, restructuring expenses, significant one‑time items and non‑cash “mark‑to‑market” income and expense
				API allows management to assess the operational performance of our business, exclusive of the items previously mentioned that do not reflect our operating performance
Return on Total Capital	40%	No
Equal to API plus our gross interest expense and the expense for equity awards divided by the average total capital balance for each of the four relevant quarters. Total capital balance is defined as average assets, including goodwill, other intangibles and other acquisition accounting related balances, minus average non-interest bearing liabilities
				Return on total capital measures our profitability relative to our capital structure
Revenue	20%	Yes	Our Company’s revenue	Revenue is a strong indicator of how our Company is performing overall
The Compensation Committee set goals for each of API, return on total capital and revenue. The Compensation Committee then measured our performance against each of the goals to determine a modifier for each financial performance element and an overall Corporate Performance Modifier. The target level for each of API, revenue and return on total capital was based upon our business plan.

Calculation of the Corporate Performance Modifier-Targets and Results

The following were the fiscal 2014 financial performance criteria targets set by the Compensation Committee and our actual performance as compared to such targets (dollars in millions):

	2014 Corporate Performance Modifier
	API (40% Weight)	Revenue (20% Weight)	Return on Total Capital (40% Weight)
Threshold(1)	$1,196.3	$10,971.6	12.11%
Target = 100% Multiplier	$1,329.2	$11,549.1	13.46%
High Performance Level(2)	$1,528.6	$12,415.3	15.48%
Actual Results	$417.9	$11,017.6	5.99%
Payout Factor	0.0%	63.2%	0.0%
Corporate Performance Modifier		12.6%

(1)    Any API, revenue or return on total capital results that equal the threshold receive a 60% multiplier. Any API, revenue or return on total capital results that are below the threshold receive a 0% multiplier.
(2)    Any API, revenue or return on total capital results that equal the high performance level receive a 160% multiplier.

For financial performance criteria, linear interpolation was used to determine the multiplier for results that were between the threshold and target and target and high performance level.

We disclosed our actual API, as well as detailed reconciliations of this Non‑GAAP measure, in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K under the caption “Footnotes to the Results of Operations and Selected Operating Data by Segment Tables.”

We calculate return on total capital as (1) net operating profit before taxes divided by (2) total capital. We calculate net operating profit before taxes as API plus our gross interest expense and the expense for equity awards. Total capital for any particular quarter is calculated as average assets, including goodwill, other intangibles and other acquisition accounting related balances, minus average non-interest bearing liabilities. In order to determine an annual amount for total capital, we take the sum of the total capital balance for each of the four relevant quarters and divide by 4.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

Business Unit Modifier for 2014

Based upon management’s recommendation, our Compensation Committee determined that it was important to provide incentives to our NEOs to achieve strategic initiatives for our Hertz Rent‑A‑Car Americas, Hertz Rent‑A‑Car International and Hertz Equipment Rental business units for 2014. The business units used in the EICP differ slightly from the reporting segments the Company uses for its financial statements because the Compensation Committee desires to use business units which reflect the overall geographic and functional roles for which the relevant executive officers are responsible, notwithstanding the accounting guidance used for segment reporting purposes. NEOs responsible for to a specific business unit are eligible to have their EICP awards adjusted by the Business Unit Modifier relating to that business unit. NEOs in our corporate centers had their EICP awards adjusted by weighting Hertz Rent‑A‑Car Americas: 50%, Hertz Rent‑A‑Car International 25%, and Hertz Equipment Rental 25%. For 2014, the Compensation Committee determined a target for each strategic objective and then measured the 2014 results against the target to determine an overall performance figure. The Business Unit Modifier can range from 75% to 125%.

For the Hertz Rent-A-Car Americas business unit, the strategic goal approved by our Compensation Committee was achievement of a specified level of cost synergies, weighted at 100% of the overall score. Since the result was less than 75% of the target, the total Business Unit Modifier was set at the minimum, 75%.

	Hertz Rent-A-Car Americas
Strategic Goal	Target ($ in millions)	Result ($ in millions)	Total Modifier (%)
Cost Synergies	249	37.3	75.0

For the Hertz Rent-A-Car International business unit, the strategic goals approved by our Compensation Committee were: spread value per unit, net promoter score and cost synergies. Each strategic goal was weighted at 33 1/3% of the overall score.

	Hertz Rent-A-Car International
Strategic Goal	Target	Result	Total Modifier (%)
Spread Value Per Unit(1)	$766.8	$767.60	103.1
Net Promoter Score(2)	52.0%	50.4%	75.0
Cost Synergies	$100 million	$83.7 million	83.7
Total Modifier			87.3

(1)	Spread value per unit was measured as revenue per unit less vehicle depreciation per unit.

(2)	Net Promoter Score is a customer satisfaction metric.

For the Hertz Equipment Rental business unit, the strategic goals approved by our Compensation Committee were: dollar utilization, fleet efficiencies and employee satisfaction. Each strategic goal was weighted at 33 1/3% of the overall score. For 2014, the Compensation Committee determined that the Business Unit Modifier for Hertz Equipment Rental was as follows:

	Hertz Equipment Rental
Strategic Goal	Target (%)	Result (%)	Modifier (%)
Dollar Utilization(1)	37.8	36.17	75.0
Fleet Efficiencies(2)	5.0	2.8	78.0
Employee Satisfaction(3)	+0.00	+0.04	108.0
Total Modifier			87.0

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

(1)	Dollar utilization was measured as our annualized rental revenue divided by the original equipment cost of our equipment rental fleet relative to our business plan.

(2)
Fleet efficiencies was measured as the improvement in fleet unavailable for rent, which is determined by comparing the fleet that cannot be rented due to factors under our general control to our total equipment fleet. This metric is improved by reducing the amount of time that our fleet is unavailable for rent.

(3)	Employee satisfaction was measured through an employee pulse survey score.

The Corporate‑weighted Business Unit Modifier used for our NEOs who do not report to a specific business unit was determined using the weighting described above, and equaled 81.1%.

Below is a chart that indicates, for each NEO listed, (i) the specific business unit to which each NEO reports, or in the case of the corporate center executives, the Corporate weighted-average of all of the business units, and (ii) the Business Unit Modifier for the business unit or Corporate-weighted average as set forth above.

Named Executive Officer	Business Unit	Business Unit Modifier (%)
Mr. Kennedy	Corporate‑weighted average of business units	81.1
Mr. Taride	Hertz Rent‑A‑Car International	87.3
Mr. Stuart	Corporate‑weighted average of business units	81.1
Mr. Broome	Corporate‑weighted average of business units	81.1
Mr. Frissora	Corporate‑weighted average of business units	81.1
Mr. Sider	Hertz Rent‑A‑Car Americas	75.0
Mr. Zimmerman	Corporate‑weighted average of business units	81.1

Individual Performance Modifier for 2014

Annually, our CEO assesses the individual performance of the NEOs (excluding himself), taking into account multiple factors beyond the specific metrics outlined above. In early 2015, after taking into consideration Mr. Tague's recommendations, the Compensation Committee set the Individual Performance Modifier at 100% for Messrs. Taride, Stuart and Broome. Each of Messrs. Frissora, Sider and Zimmerman received an Individual Performance Modifier of 100% based on the terms of their respective separation agreement.

2014 Senior Executive Bonus Plan Payouts

The chart below shows how each NEO’s 2014 Senior Executive Bonus Plan award was calculated under the EICP:

Named Executive Officer	Target Award ($)	X	Corporate Performance Modifier (%)	X	Business Unit Modifier (%)	X	Individual Performance Modifier (%)	=	Payout ($)
Mr. Kennedy(1)	561,000		12.6		81.1		100		280,500
Mr. Taride(2)	542,213		12.6		87.3		100		59,638
Mr. Stuart	378,750		12.6		81.1		100		38,703
Mr. Broome	276,150		12.6		81.1		100		28,219
Mr. Frissora(3)	2,465,000		12.6		81.1		100		178,047
Mr. Sider(3)	561,000		12.6		75.0		100		33,406
Mr. Zimmerman(3)	428,800		12.6		81.1		100		40,696

(1)
For Mr. Kennedy, the Compensation Committee took into account Mr. Kennedy’s performance in managing the Company’s accounting functions in 2014 in light of (i) the ongoing restatement of periods before Mr. Kennedy joined the Company and (ii) Mr. Kennedy’s extraordinary efforts in reviewing and evaluating the financial statements and internal audit function of the Company, and used its discretion to award Mr. Kennedy 50% of his target award ($280,500) instead of the $57,326 payout contemplated by the terms of the EICP.

(2)	For Mr. Taride, these amounts have been converted to U.S. dollars from pounds sterling at the 12‑month average rate of 1.64739.

(3)
For Messrs. Frissora, Sider and Zimmerman, these amounts were pro-rated pursuant to each executive’s separation agreement, which provided for Mr. Frissora to receive 71%, Mr. Sider to receive 63% and Mr. Zimmerman to receive 93% of the EICP bonus earned by each respective executive for 2014.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

Cash Bonus for John P. Tague

In connection with the hiring of John P. Tague as CEO, Hertz Holdings entered into a term sheet and later an employment agreement with Mr. Tague setting forth his annual bonus for 2014. Pursuant to his term sheet and employment agreement, Mr. Tague received a guaranteed bonus of $108,750. Mr. Tague’s bonus was calculated as follows:

Named Executive Officer	Target Award as a % of Salary (%)	X	Salary as of December 31, 2014 ($)	X	Minimum Factor Per Term Sheet (%)	X	Pro-rated for 2014 Year Service	=	Bonus Award($)
Mr. Tague	150%		1,450,000		60		1/12		108,750

Mr. Tague did not participate in the Senior Executive Bonus Plan in 2014, but will be a participant in 2015.
Cash Payments to Brian P. MacDonald

In connection with the hiring of Mr. MacDonald in June 2014, Hertz Holdings entered into an employment agreement with Mr. MacDonald. The terms of the employment agreement provided that Mr. MacDonald would be entitled, at minimum, to his target award (target was 130% of base salary) as pro-rated for his June 2, 2014 start date. In light of the performance of the Company under the Senior Executive Bonus Plan and the EICP, Mr. MacDonald was awarded a total of $834,493, the minimum amount as set forth under his employment agreement.

The Board elected to pay Mr. MacDonald an additional cash bonus, retroactive to the date Mr. MacDonald was appointed as interim CEO of our Company, equal to a proportionate amount of a $500,000 annual bonus, in recognition of his increased responsibilities as interim CEO, which amount was in addition to any amounts he would be entitled to receive under the Senior Executive Bonus Plan or his employment agreement. The amount of that bonus paid to Mr. MacDonald for his service as interim CEO during 2014 was $125,000.

Cash Bonus for Thomas C. Kennedy

In March 2014, the Compensation Committee, upon recommendation of our former CEO, Mr. Frissora, elected to pay Mr. Kennedy an additional cash bonus of $251,835 in recognition of his superior performance. The bonus was a one-time bonus and did not recur during the first quarter of 2015. Mr. Kennedy was also paid a sign-on bonus of $75,000 in 2014 in connection with his hire in December of 2013.

Special Award Agreement with Robert J. Stuart

As discussed under “Determining What We Pay - Compensation Philosophy and the Role of the Compensation Committee” above, our Compensation Committee wants to ensure we retain key individuals. Accordingly, on July 1, 2014, we entered into an agreement with Mr. Stuart to retain him and reward him for his valuable services to our Company. Mr. Stuart was eligible for, and was paid, $500,000 if he remained an employee of our Company on July 1, 2015. Mr. Stuart is eligible for an additional payment of $500,000 if he remains an employee of our Company on July 1, 2016. In the event Mr. Stuart is terminated without cause before July 1, 2016, Mr. Stuart will be eligible to be paid $500,000. In the event of Mr. Stuart’s death or disability before July 1, 2016, Mr. Stuart will be eligible to receive a pro-rated amount of his award based on the number of months he served as an employee before his death or disability. If Mr. Stuart’s employment is terminated for any other reason before July 1, 2016, he will be ineligible for any bonuses remaining under the agreement.

Modification of EICP for 2015

During late 2014 and early 2015 the Compensation Committee did an intensive review of the EICP and decided to simplify its structure to focus participants on one performance metric that is clear, understandable and drives overall business results. While a number of metrics were considered, the Compensation Committee chose the earnings metric of API to be used at both the corporate and business unit level. API is familiar to participants, it is easily understandable and it aligns incentives for all participants.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

Accordingly, for 2015 API will be the primary driver of annual cash bonuses. For corporate center participants and participants who are business unit leaders at Hertz-Rent-A-Car Americas or Hertz Rent-A-Car International their annual cash bonuses will be based solely on the API of our Company. For leaders at other business units, the API of their respective business unit will be weighted at either 50% or 75% of the API metric in addition to our Company’s API performance. The maximum payout for financial performance will generally be 160% of target and, while the Individual Performance Modifier has been retained, it cannot result in payouts higher than 160%, subject to an exception for one executive officer hired in 2015 whose maximum for 2015 is 200% of target.

The Compensation Committee believes that API is the right structure for 2015. It considers 2015 a transition year and the Compensation Committee, along with management, will be doing a thorough review to evaluate what the longer term structure of EICP and the overall plan should be.

Mr. Tague’s employment agreement provides that his bonus for 2015 shall be no less than 60% of target.

Long‑Term Equity Incentives

Long‑term equity incentive compensation comprises a significant portion of the total compensation paid to our NEOs and in 2014 was awarded under the 2008 Omnibus Plan. Under the 2008 Omnibus Plan, the Compensation Committee has the flexibility to make equity awards based on the common stock of Hertz Holdings, including time‑ and performance‑based awards of stock options, stock appreciation rights, restricted stock, restricted stock units, PSUs and deferred stock units.

Summary of 2014 Award Structure

The Compensation Committee continued its approach with respect to the structure and use of equity consistent with the approach used by the Company during 2013. In March 2014, PSUs were granted to certain of our NEOs as part of their annual long‑term equity incentive award. PSUs represent the right to receive a share of Hertz Holdings’ common stock if certain performance goals are achieved and time periods have passed. The Compensation Committee determined that awarding long‑term equity incentive awards comprised of 70% PSUs based on Corporate EBITDA and 30% based on Corporate EBITDA margin was appropriate because PSUs directly encourage our NEOs to improve and enhance our financial performance, while helping retain their services through the vesting period. In general, earning PSUs requires continued employment.

Messrs. Tague and McDonald were both hired during 2014 after the 2014 performance period was well under way and the terms of their employment arrangements provided for different long-term incentives, which will be described below under “Award Structure for John P. Tague” and “Award Structure for Brian P. McDonald.”

Corporate EBITDA PSUs

Performance Goal

The Compensation Committee selected Corporate EBITDA as the performance goal for 70% of the PSUs granted in 2014. The Compensation Committee chose Corporate EBITDA as a performance metric because it is one of the primary metrics we use to facilitate our analysis of investment decisions, profitability and performance trends. Corporate EBITDA means “EBITDA” as that term is defined under our senior credit facilities and is further defined and reconciled to its most comparable U.S. GAAP measure in “Non-GAAP Measures” below.

Corporate EBITDA PSUs

In 2014, the Compensation Committee reaffirmed its long‑term equity incentive award design by continuing to use performance goals based on Corporate EBITDA over a multi‑year period. For purposes of the PSUs, management recommended, and the Compensation Committee approved, two goals. The first goal has baseline business targets for 2014 and combined 2014‑2015 (the “Strategic Plan”). The second goal is a stretch plan with more difficult business targets for 2014 and combined 2014‑2015 (the “Stretch Plan”) to drive increased performance with a corresponding higher payout factor.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

2014 Performance Period - Heightened Goals with Lock‑In Feature: To earn target (100%) or higher awards for 2014 (the maximum award was 150% of target), corporate performance had to meet Corporate EBITDA targets that exceeded the 2014 Strategic Plan. Achieving 100% of the Strategic Plan would only result in an 80% payout. Based on 2014 results, the NEOs could earn, or “lock‑in” the 2014 payout factor, but would have a chance to improve upon their payout factor through meeting 2014‑2015 Corporate EBITDA performance goals.

2014‑2015 Performance Period-Driving Two‑Year Performance: To account for the heightened difficulty in achieving the 2014 targets, the plan uses combined 2014‑2015 Corporate EBITDA goals to encourage our NEOs to increase our financial performance. For 2014‑2015, to earn target (100%) awards, corporate performance must achieve 100% of the Corporate EBITDA target in the combined 2014‑2015 Strategic Plan. To earn the maximum awards, the NEOs must achieve 100% of the Corporate EBITDA target in the combined 2014‑2015 Stretch Plan.

The amount of PSUs eligible to vest varies based upon actual performance as follows:

	Performance vs. Payout Matrix-PSUs
	2014 Corporate EBITDA ($ in millions)	2014‑2015 Corporate EBITDA ($ in millions)	Payout (%)
Threshold	2,037.0	4,335.6	50% payout (no payout below threshold)
Intermediate	2,263.3	4,624.6	80% payout
Target	2,379.5	4,817.3	100% payout
Maximum	2,829.1	5,064.6	150% payout

Straight line interpolation was used to determine the payout for Corporate EBITDA results that were between the various levels.

Actual Corporate EBITDA for 2014 was $1,331 million. This amount was below the threshold, resulting in the NEOs earning none of the PSUs eligible to be earned for 2014. While the NEOs can potentially earn PSUs in 2015 for combined 2014-2015 Corporate EBITDA performance, it is not expected that Corporate EBITDA performance in combined 2014-2015 will exceed the threshold performance level of $4,335.6 million, so the NEOs will likely earn none of the PSUs granted in 2014. If earned for the 2014-2015 combined performance period, the PSUs would vest 66 2/3% in 2016 and 33 1/3% in 2017.

Corporate EBITDA Margin PSUs

Performance Goal

In 2014, the Compensation Committee continued its practice of granting 30% of the total PSUs with Corporate EBITDA margin as the performance metric. The Compensation Committee believed that (i) awarding 30% of the total PSUs based on Corporate EBITDA margin provided appropriate incentives to promote our Company’s performance and enhance retention of our NEOs and (ii) the use of Corporate EBITDA margin would motivate our NEOs to increase our Company’s Corporate EBITDA (which forms the other 70% portion of our Company’s equity awards) in a responsible and sustainable way.

To earn Corporate EBITDA margin PSUs, the NEOs needed to achieve a Corporate EBITDA margin level of at least 75% of the Corporate EBITDA margin level in 2013 of 19.0%, or 14.25%. The Compensation Committee selected this goal in order to preserve a minimum level of financial performance while encouraging the overall increase in Corporate EBITDA. If the Corporate EBITDA margin for 2014 equaled or exceeded 14.25%, then the NEOs were eligible to earn the entire award. If the Corporate EBITDA margin for 2014 did not equal or exceed 14.25%, then the NEOs would not earn any of the award. The Compensation Committee believed that this “all or nothing” framework reinforced our compensation philosophy and provided appropriate incentives in light of the form and amount of the other equity awards granted in 2014.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

In March of 2014, the Compensation Committee granted Corporate EBITDA margin PSUs. The performance conditions and vesting schedule is further summarized in the table below.

Corporate EBITDA Margin PSU Payout Matrix-3‑Year Awards
Corporate EBITDA Margin	Percentage of Award Earned	Vesting Schedule
14.25% or More	100% of Award	33 1/3% in 2015, 2016 and 2017
Less than 14.25%	0% of Award	N/A

Corporate EBITDA Margin Results

Actual Corporate EBITDA margin for 2014 was 12%, resulting in the NEOs forfeiting the entire amount of Corporate EBITDA margin PSUs.

Award Structure for John P. Tague

In accordance with the terms of Mr. Tague’s employment agreement, as supplemented by a letter agreement dated March 31, 2015 and a letter agreement dated June 30, 2015, he did not receive PSUs based on Corporate EBITDA or Corporate EBITDA margin, as discussed in detail under “Employment Agreements, Change in Control Agreements and Separation Agreements-Employment Agreement with John P. Tague” below. Instead, it was agreed that he would be granted a combination of (1) stock options and (2) performance stock options and PSUs measured by a different metric, payable in Hertz Holdings common stock.

Mr. Tague was awarded 1,000,000 stock option awards on November 21, 2014. The stock options awards consisted of 500,000 Transition Options and 500,000 Performance Options, with the following features:

•
Transition Options: 500,000 options will vest on December 31, 2015 if Mr. Tague has (i) developed and presented to the Board a business plan by December 31, 2015, that is subsequently approved by the Board and (ii) assembled a management team that is reasonably acceptable to the Board by June 30, 2015. The Transition Options shall expire December 31, 2019 or, in the event of termination prior to that date, on such earlier date as applies under Hertz Holdings’ standard form of option agreement, provided that, if Mr. Tague remains employed through December 31, 2017, any vested options shall remain outstanding through December 31, 2019 unless Mr. Tague is terminated for cause.

•
Performance Options: Up to 500,000 options will vest on December 31, 2017 subject to the achievement of certain revenue efficiency measures for the 2015-2017 period, measured by revenue per available car day. The Performance Options shall expire June 30, 2020, or, in the event of termination prior to that date, on such earlier date as applies under Hertz Holdings’ standard form of option agreement, provided that, if Mr. Tague remains employed through December 31, 2017, any vested options shall remain outstanding through June 30, 2020, unless Mr. Tague is terminated for cause. The targets for the vesting of the Performance Options is as follows:

*	If the 2015-2017 revenue efficiency measure is achieved at less than 85% of target, then no options will vest;

*	If the 2015-2017 revenue efficiency measure is achieved at 85% of target, then 50% of the options will vest;

*	If the 2015-2017 revenue efficiency measure is achieved at 100% of target or above, then 100% of the options will vest; or

*	Any results between 85% and 100% of the target will result in straight line interpolation between 50% and 100%.

The Compensation Committee has concluded that disclosure of the specific revenue efficiency target numbers at this time would result in competitive harm to our Company. The Compensation Committee believes that the targets are challenging and will require significant performance improvement over previous levels. The Compensation Committee approved the revenue efficiency metrics in early 2015.

We also agreed to award Mr. Tague 350,000 PSUs, which we expect to issue prior to December 31, 2015. The performance measures for the PSUs will be the same as the Performance Options, except that if the goal is satisfied over target, then up to an additional 50% of the target number of awards shall vest based on straight line interpolation

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

between 100% and 115% of target.

Based on applicable SEC and accounting rules, the 500,000 Transition Options were recognized as granted in 2014. However, the Performance Options and PSUs were not recognized as granted in 2014 because our Compensation Committee did not establish revenue efficiency targets for the awards until 2015. As a result, only the Transition Options will be reported in Mr. Tague’s compensation in 2014. The Board and the Compensation Committee do not intend to grant Mr. Tague any additional equity awards for 2015. For more information about Mr. Tague’s equity awards and the compensation we reported for such equity awards see “2014 Summary Compensation Table” and “2014 Grants of Plan Based Awards” below.

Award Structure for Brian P. MacDonald

Pursuant to the terms of Mr. MacDonald’s employment arrangements, he did not receive the PSUs described above. As detailed below, under “Employment Agreements, Change-in-Control Agreements and Separation Agreements - Other Named Executive Officers - Employment Arrangements with Brian P. MacDonald,” we agreed to issue Mr. MacDonald PSUs based on different EBITDA metrics (including the EBITDA of HERC), as well as certain additional equity awards if HERC became a separate publicly traded company. Mr. MacDonald separated from employment prior to vesting in any of his awards and accordingly, they were all forfeited, with a cash payment made to Mr. MacDonald in lieu of such awards pursuant to his letter agreement.

Structure of 2015 Long-Term Equity Incentives

Changes to our Long-Term Incentive Plan

During late 2014 and early 2015 the Compensation Committee reviewed the structure of the long-term incentive plan and concluded that significant changes to the plan were needed to create the right incentives and strongly align employee and Hertz Holdings’ stockholder interests. The following changes were implemented in 2015:

Corporate EBITDA PSUs will now be paid out based on a three-year (instead of the current two-year) performance period and will comprise 50% (instead of the previous 70%) of each NEO’s long-term equity award. EBITDA targets have been established for 2015, 2016, and 2017, and these targets are both significantly higher than 2014 EBITDA and increase each year (the 2016 target is 11% higher than 2015 and the 2017 target is 10% higher than 2016). 1/3 of the PSUs will be earned each year on an all-or-nothing basis, depending on whether that year’s target is met. Assuming continued employment, earned PSUs will vest as a single tranche at the end of three years after the certification of results for the last performance period covered by the award. The PSUs were generally granted in April, 2015 except, due to SEC rules, PSUs will not be granted to executive officers, including the NEOs, until Hertz Holdings files an effective registration statement on Form S-8. Hertz Holdings expects to grant such awards prior to December 31, 2015.

Corporate EBITDA Margin PSUs have been eliminated.

Stock options were issued in February of 2015 in an amount equal to the other 50% of each NEO’s intended equity award. Options vest 25% each year on the anniversary of grant and expire five years after the date of grant. The use of stock options reflects the Compensation Committee’s view that stockholder interests are best advanced at this time with a stock incentive that only provides value when the price of Hertz Holdings’ common stock increases and, because the stock options expire after five years, requires that price improvement occur in the short- to medium- time frame.

Corporate EBITDA PSUs Granted in 2012 and 2013

We granted Corporate EBITDA PSUs in both 2012 and 2013, which had the same structure as the 2014 Corporate EBITDA PSUs. PSUs could be earned by the greater of (i) Corporate EBITDA performance in the first year or (ii) Corporate EDITBA performance for the combined first two years. In the spring of 2014, the Compensation Committee certified actual Corporate EBITDA for 2012-2013 of $3,670.2 million, resulting in the NEOs earning 98.4% of the target amount of 2012 PSUs. In the spring of 2014, the Compensation Committee certified actual Corporate EBITDA for 2013 of $2,043.7 million, resulting in the NEOs earning 66.0% of the target amount of 2013 PSUs eligible to be earned for 2013.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

Two of the three tranches of the 2012 PSUs have vested based on 98.4% performance, but the vesting of the third tranche, which would normally have been paid in early 2015 to participants who satisfied the service requirement, was delayed pending restatement of the Company’s financials. The first tranche of the 2013 PSUs vested based on 66.0% performance in 2014, but the payment of the second tranche, which would normally have been paid in early 2015 to participants who satisfied the service requirement, was also delayed pending restatement of the Company’s financials.

In 2015, after taking into account the change in our Corporate EBITDA for 2012 and 2013 as a result of restated financials, the Compensation Committee certified that the correct payout percentage for the 2012 grant was 82.8%, not 98.4%. This payout percentage was based on the Compensation Committee’s determination that actual Corporate EBITDA for 2012, as restated, was $1,554 million, and that actual Corporate EBITDA for 2013, as restated, was $2,001 million, which resulted in 2012-2013 EBITDA of $3,555 million. These restated performance figures resulted in a payout percentage for 2012 performance of 78.9% and a payout percentage for combined 2012-2013 performance of 82.8%.

In 2015, after taking into account the change in our Corporate EBITDA for 2013 as a result of restated financials, and our 2014 Corporate EBITDA, the Compensation Committee certified that the correct payout percentage for the 2013 grant was 60.0%, not 66.0%. This payout percentage was based on the Compensation Committee’s determination that actual Corporate EBITDA for 2013, as restated, was $2,001 million and that Corporate EBITDA for 2014 was $1,331 million, which resulted in 2013-2014 Corporate EBITDA of $3,332 million. These performance figures resulted in a payout percentage for 2013 performance of 60.0% and no change to the payout percentage for combined 2013-2014 performance.

The Compensation Committee reviewed the Company's alternatives and, after receiving legal advice and extensive input from senior management, determined that, for all recipients of 2012 and 2013 PSUs, including all the NEOs, any remaining payouts due under the 2012 and 2013 PSUs would be reduced to reflect the restated financials. Accordingly, the final payout under the 2012-2013 PSUs and the second payout under the 2013-2014 PSUs will be reduced in an amount that results in senior executives receiving total payouts based on the restated numbers. Specifically, (1) the third tranche of the 2012 PSUs will be reduced to 51.6% of target, so that combined payouts equal 82.8% of target, and (2) the second tranche of the 2013 PSUs will be reduced to 54.0% and the third tranche will be 60.0%, resulting in an aggregate payout of 60.0%.

Policies on Timing of Equity Awards

It is Hertz Holdings’ general practice not to issue equity awards with a grant date that occurs during regularly scheduled blackout periods. It is also Hertz Holdings’ policy not to determine the exercise price or the number of equity awards to be granted based on market conditions prior to the date on which such equity awards were granted.

Other Compensation Elements

Retirement Benefits

In 2014, we made significant changes to the retirement and savings plans for our employees. Historically, we maintained three non‑qualified, unfunded pension plans for certain of our U.S.‑based senior executives, including our NEOs. These three plans were The Hertz Corporation Supplemental Retirement and Savings Plan, or “SERP” (in which no NEO participated), The Hertz Corporation Benefit Equalization Plan, or “BEP,” and The Hertz Corporation Supplemental Executive Retirement Plan, or “SERP II.” Effective December 31, 2014, the Company permanently discontinued future benefit accruals participation under the BEP and SERP II. Service will continue to be recognized for vesting and retirement eligibility. The material terms of these plans are summarized below under “- Pension Benefits.”

We also maintain a post‑retirement assigned car benefit plan under which we provide certain senior executives who, at the time of retirement, are at least 58 years old and have been an employee of the Company for at least 20 years, with a car from our fleet and insurance on the car for the participant’s benefit. The assigned car benefit is available for 15 years post‑retirement or until the participant reaches the age of 80, whichever occurs last. As of June 30, 2015, Mr. Taride has satisfied both the minimum service and the minimum age requirement and Messrs. Tague, Kennedy and Stuart had satisfied neither the minimum service nor the minimum age requirement. Messrs. Broome, Frissora, MacDonald, Sider, and Zimmerman did not qualify for this benefit at the time of their respective separation.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

Perquisite Policy

We provide perquisites and other personal benefits to our NEOs that we and our Compensation Committee believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The NEOs are generally provided use of company cars, financial planning and tax preparation assistance and annual physicals. In addition, our CEO uses corporate aircraft for personal and business related air travel. Attributed costs of these personal benefits for the NEOs for the fiscal year ended December 31, 2014 are included in the “All Other Compensation” column of the Summary Compensation Table. The Compensation Committee periodically reviews our perquisite policies as required.

We also maintain a relocation policy that provides for the payment of relocation expenses in certain instances, including the relocation of our new hires and senior executives to our corporate headquarters in Florida.

We use corporate aircraft for the purpose of encouraging and facilitating business travel by our senior executives (primarily our CEO) and directors, generally for travel in the United States and, less frequently, internationally. Our Compensation Committee regularly reviews aircraft usage by the NEOs and the expenses associated with such usage.

Employment and Severance Arrangements

Hertz Holdings has entered into change in control agreements (“Change in Control Agreements”) covering all NEOs and a severance plan (the “Severance Plan for Senior Executives”) covering all of our NEOs who are currently employed by us, other than Mr. Tague, whose employment arrangement covers severance outside of a change in control. In adopting these arrangements, it was the intention of Hertz Holdings to provide our senior executives with severance arrangements that they would view as appropriate in light of their existing arrangements, while at the same time considering the terms of arrangements provided by our peer companies.

The purpose of the individual Change in Control Agreements is to provide payments and benefits to the covered executives in the event of certain qualifying terminations of their employment following a change in control of Hertz Holdings, and the purpose of the Severance Plan for Senior Executives is to provide payments and benefits to the covered executives in the event of certain other qualifying terminations of their employment. The terms of the Change in Control Agreements and Severance Plan for Senior Executives are described in “Employment Agreements, Change in Control Agreements and Separation Agreements.”

Five of our NEOs (Messrs. Sider, Frissora, Zimmerman, MacDonald and Broome) separated from service during 2014 or during 2015 prior to filing of this Annual Report on Form 10-K. In each case the circumstances of the separation qualified them for severance benefits, either under the terms of their employment agreements (Messrs. Frissora and MacDonald) or the Severance Plan for Senior Executives. Payments under each of their Separation Agreements are described below under “Employment Agreements, Change in Control Agreements and Separation Agreements.”

Our Policy and Practices for Recovering Bonuses in the Event of a Restatement

Hertz Holdings maintains a clawback policy to promote responsible risk management and to help ensure that the incentives of our management are aligned with those of Hertz Holdings’ stockholders. The clawback policy applies to all of our employees who are at the director level and above, including our NEOs, and covers:

•	All annual incentives (including awards under the Senior Executive Bonus Plan),

•	Long‑term incentives,

•	Equity‑based awards (including awards granted under the 2008 Omnibus Plan), and

•	Other performance‑based compensation arrangements.

The policy provides that a repayment obligation is triggered if the Compensation Committee determines that the employee’s gross negligence, fraud or willful misconduct caused or contributed to the need for a restatement of Hertz Holdings’ financial statements within three years of the issuance of such financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

In addition, Hertz Holdings adopted new forms of equity award agreements in 2015 with enhanced clawback provisions. Hertz Holdings’ clawback policy and any related plans or award agreements will be further revised, to the extent necessary, to comply with any rules promulgated by the SEC pursuant to Section 954 of the Dodd‑Frank Wall Street Reform and Consumer Protection Act.

Stock Ownership Guidelines and Hedging Policy

Stock Ownership Guidelines

Hertz Holdings has stock ownership guidelines for our senior executives and non‑employee directors. The guidelines establish the following target ownership levels:

•	Equity equal to five times base salary for our CEO;

•	Equity equal to three times base salary for our CFO and business unit heads;

•	Equity equal to one times base salary for our other senior executives; and

•	Equity equal to three times annual cash retainer for non‑employee directors.

Senior executives and non‑employee directors have five years to reach the target ownership levels. Senior executives subject to the guidelines are permitted to count towards the target ownership levels shares owned outright or in trust, shares owned through Hertz Holdings’ Employee Stock Purchase Plan, the approximate after‑tax value of unvested restricted stock units (i.e., 50% of unvested restricted stock units) and the approximate after‑tax value of PSUs if the performance criteria has been met, even if the service requirement has not been met (i.e., 50% of PSUs if performance criteria is met). Non‑employee directors subject to the guidelines are permitted to count towards the target ownership levels shares owned outright or in trust and the approximate after‑tax value of phantom shares (i.e., 50% of phantom shares).

Pledging and Hedging Policy

In February of 2013, Hertz Holdings’ modified its policy regarding trading in Hertz Holdings’ securities to prohibit employees and directors from entering into any type of arrangement, contract or transaction which has the effect of pledging shares or hedging the value of Hertz Holdings’ common stock.

Tax and Accounting Considerations

Section 162(m) of the Code operates to disallow public companies from taking a federal tax deduction for compensation in excess of $1 million paid to certain of its executive officers, excluding performance‑based compensation that meets requirements mandated by the statute. As part of its role, our Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code. Hertz Holdings’ stockholders approved the 2008 Omnibus Plan so that awards granted under the plan may qualify as performance‑based compensation. In addition, EICP payments for 2014 were generally paid to executive officers under the Senior Executive Bonus Plan, which was approved by Hertz Holdings’ stockholders at its 2010 annual meeting and is designed to qualify as tax‑deductible under Section 162(m) of the Code. When appropriate, our Compensation Committee intends to preserve deductibility under Section 162(m) of the Code of compensation paid to our NEOs. However, changes in tax laws (and interpretations of those laws), as well as other factors beyond our control, may affect the deductibility of executive compensation. Further, in certain situations, our Compensation Committee may approve compensation that will not meet these requirements in order to ensure the total compensation for our NEOs is consistent with the policies described above.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K with members of management. Based on that review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE
Linda Fayne Levinson, Chair
Michael J. Durham
Carolyn N. Everson
Daniel A. Ninivaggi

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

2014 SUMMARY COMPENSATION TABLE
The following table, or the “Summary Compensation Table,” summarizes the compensation earned in each of the fiscal years noted by our NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(1) ($)	Non‑Equity Incentive Plan Compensation(2) ($)	Change in Pension Value(3) ($)	All Other Compensation(4) ($)	Total ($)
John P. Tague	2014	145,000	108,750	—	3,571,000	—	—	51,764	3,876,514
Chief Executive Officer
Thomas C. Kennedy	2014	660,000	326,835	1,607,239	—	280,500	—	537,226	3,411,800
Chief Financial Officer	2013	38,077	—	341,576	—	48,165	—	—	427,818
Brian P. MacDonald	2014	634,616	125,000	3,015,370(5)	—	834,493	—	157,154	4,766,633
Interim Chief Executive Officer
and Former CEO, HERC
Michel Taride(6)	2014	633,322	—	1,315,004	—	59,638	663,898	68,809	2,740,671
Group President, Rent‑A‑Car	2013	587,735	—	1,266,586	—	498,200	210,381	89,940	2,652,842
International	2012	579,431	—	1,058,954	—	498,873	323,591	360,253	2,821,102
Robert J. Stuart	2014	502,308	—	1,168,887	—	38,703	267,200	41,683	2,018,781
Executive VP,
Sales and Marketing
Richard D. Broome	2014	391,404	—	535,738	—	28,219	164,100	73,181	1,192,642
Former Executive VP,
Corporate Affairs and Communications
Mark P. Frissora	2014	1,037,308	—	6,769,870	—	178,047	52,700	10,815,109	18,853,034
Former Chief Executive Officer	2013	1,423,750	—	8,174,233	—	2,748,734	2,835,800	1,156,042	16,338,559
	2012	1,308,750	—	6,452,426	—	4,211,096	1,952,200	592,796	14,517,268
Scott P. Sider	2014	431,539	—	3,250,070(7)	—	33,406	37,800	2,785,116	6,537,931
Former Group President, Rent‑A‑Car	2013	645,000	—	2,200,844	—	437,861	1,414,200	184,373	4,882,278
Americas	2012	587,500	—	1,576,449	—	775,609	1,754,900	24,904	4,719,362
J. Jeffrey Zimmerman	2014	511,077	—	2,253,006(7)	—	40,696	181,000	1,732,759	4,718,538
Former General Counsel	2013	515,000	—	1,308,461	—	462,072	314,500	611,632	3,211,665
and Secretary	2012	487,625	—	939,158	—	643,096	359,600	22,486	2,451,965

(1)
The value for each of the years in this Summary Compensation Table reflects the full grant date fair value. These amounts were computed pursuant to FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in the note entitled “Stock‑Based Compensation” in the notes to our Company’s consolidated financial statements in our Form 10‑K for the fiscal year ended December 31, 2014. Vesting of the Corporate EBITDA PSUs granted in 2014 were subject to our achievement of certain pre‑determined financial performance goals during 2014 and subject to upward adjustment based on financial performance goals for combined 2014‑2015. The “Stock Awards” column above reflects the grant date fair values of the target number of PSUs that were eligible to vest based on our financial performance goals for 2014, which for accounting purposes is the probable outcome (determined as of the grant date) of the performance‑based condition applicable to the grant. This column also reflects the grant date fair value of the Corporate EBITDA margin‑based PSUs also granted in 2014. The following table below presents the aggregate grant date fair value of the Corporate EBITDA PSUs grants assuming that (i) the actual outcome occurred, a 0% payout, and the awards were not subject to increase based on combined 2014‑2015 financial performance and (ii) the highest level of performance condition would be achieved, resulting in a 150% payout.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

	2014 Performance Stock Unit Awards Based on Corporate EBITDA
Name	Aggregate Grant Date Fair Value (Based on Actual Outcome) ($)	Aggregate Grant Date Fair Value (Based on Maximum Performance) ($)
Kennedy	—	1,687,621
Taride	—	1,380,766
Stuart	—	1,227,339
Broome	—	562,540
Frissora	—	7,108,348
Sider	—	1,717,253
Zimmerman	—	1,304,053

(2)	2014 amounts reflect amounts under the Senior Executive Bonus Plan for 2014 performance that were paid in 2015.

(3)
Amounts include annual changes in the actuarial present value of accumulated pension benefits. The present value was determined using the same assumptions applicable for valuing pension benefits for purposes of our Company’s financial statements. See the note entitled “Employee Retirement Benefits” in the notes to our consolidated financial statements in our Form 10‑K for the fiscal year ended December 31, 2014.

(4)	Includes the following for 2014:

Name	Personal Use of Aircraft(a)	Personal Use of Car and Driver(b)	Financial Planning Assistance	Housing and Other	Perquisites Subtotal	Life Insurance Premiums	Company Match on 401(k) Plan	Relocation(c)	Tax Assistance(d)	Severance and Other(e)	Total Perquisites and Other Compensation
Tague	31,450	—	—	—	31,450	—	—	11,975	8,339	—	51,764
Kennedy	—	10,988	—	—	10,988	428	—	305,233	220,577	—	537,226
MacDonald	—	7,478	—	—	7,478	303	—	87,641	61,732	—	157,154
Taride(f)	—	5,291	11,728	—	17,019	5,468	—	—	—	46,322	68,809
Stuart	—	12,526	3,250	—	15,776	880	7,800	10,000	7,227	—	41,683
Broome	—	20,909	4,000	—	24,909	1,190	7,800	22,803	16,479	—	73,181
Frissora	109,911	73,897	—	2,917	186,725	3,118	7,800	—	—	10,617,466	10,815,109
Sider	—	10,600	2,725	—	13,325	734	7,650	10,000	7,227	2,746,180	2,785,116
Zimmerman	—	12,802	1,300	—	14,102	1,335	7,800	10,000	7,227	1,692,295	1,732,759

(a)
Based on the direct costs of aircraft for each hour of personal use, which is based on the incremental cost of fuel, crew expenses, on‑board catering and other, small variable costs. We exclude fixed costs which do not change based on usage from this calculation.

(b)
For Mr. Frissora, this amount includes the incremental cost of the driver’s time and costs related to Company‑provided cars. For other executives, none of whom is provided with a driver, this amount reflects the cost of depreciation and interest, if applicable.

(c)	Amount represents the incremental costs to the Company for relocation assistance.

(d)	Amount represents tax assistance for relocation assistance.

(e)
For Messrs. Frissora, Sider and Zimmerman, this amount is the amount accrued or paid for severance arrangements pursuant to their respective Separation Agreement. For Mr. Taride, this represents medical expenses and other miscellaneous expenses.

(f)	Amounts for Mr. Taride have been translated from pounds sterling to U.S. dollars at the 12‑month average rate of 1.64739.

(5)
The amount shown for Mr. MacDonald includes the grant date fair value of the PSUs calculated under FASB ASC Topic 718. Although the PSUs were not issued to Mr. MacDonald because Hertz Holdings did not have an effective Form S-8 registration statement on file at the date of grant, for compensation disclosure and accounting purposes they were considered granted because Hertz Holdings and Mr. MacDonald had a mutual understanding as to the key terms and conditions of the PSUs. These awards were forfeited when Mr. MacDonald separated from our Company in 2015.

(6)	Amounts for Mr. Taride have been translated from pounds sterling to U.S. dollars at the 12-month average rate of 1.64739 for 2014, 1.56323 for 2013 and 1.58942 for 2012.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

(7)
The amounts shown for Messrs. Sider and Zimmerman reflect the incremental increase in the fair value of outstanding awards as calculated under FASB ASC Topic 718 due to additional vesting of outstanding equity awards pursuant to each NEO’s respective separation agreement. In addition to the grant date fair value of awards shown in “2014 Grant of Plan-Based Awards” below, Mr. Sider’s amount reflects an increase of $1,614,587 and Mr. Zimmerman’s reflects an increase of $1,011,047. For more information about Mr. Sider’s separation agreement, see “Employment Agreements, Change in Control Agreements and Separation Agreements-Other Named Executive Officers-Separation Agreement with Scott P. Sider” and for more information about Mr. Zimmerman’s separation agreement, see “Employment Agreements, Change in Control Agreements and Separation Agreements-Other Named Executive Officers-Separation Agreement with J. Jeffrey Zimmerman” below.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

2014 Grants of Plan‑Based Awards
The following table sets forth, for each NEO, possible payouts under all non‑equity incentive plan awards granted in 2014, all grants of PSUs and stock options in 2014 and the grant date fair value of all such awards.

		Estimated future payouts under non‑equity incentive plan awards(1)			Estimated future payouts under equity incentive plan awards
Name	Grant Date	Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)	All Other Stock Awards (#)	All Other Option Awards (#)	Exercise Price of Option Awards ($/Sh.)	Grant Date Fair Value of Stock Awards(2) ($)
John P. Tague(3)
Stock Options(4)	11/21/2014	—	—	—	—	—	—	—	500,000	22.75	3,571,000
Thomas C. Kennedy		—	561,000	—	—	—	—	—	—	—	—
PSUs(5)	3/25/2014	—	—	—	21,471	42,942	64,413	—	—	—	1,125,080
PSUs(6)	3/25/2014	—	—	—	—	18,403	18,403	—	—	—	482,159
Brian P. MacDonald(7)		834,493	834,493	—	—	—	—	—	—	—	—
PSUs	11/10/2014	—	—	—	—	—	—	114,000	—	—	2,509,140
PSUs	11/10/2014	—	—	—	—	—	—	23,000	—	—	506,230
Michel Taride		—	542,213	—	—	—	—	—	—	—	—
PSUs(5)	3/25/2014	—	—	—	17,567	35,134	52,701	—	—	—	920,511
PSUs(6)	3/25/2014	—	—	—	—	15,057	15,057	—	—	—	394,493
Robert J. Stuart		—	378,750	—	—	—	—	—	—	—	—
PSUs(5)	3/25/2014	—	—	—	15,615	31,230	46,845	—	—	—	818,226
PSUs(6)	3/25/2014	—	—	—	—	13,384	13,384	—	—	—	350,661
Richard D. Broome		—	276,150	—	—	—	—	—	—	—	—
PSUs(5)	3/25/2014	—	—	—	7,157	14,314	21,471	—	—	—	375,027
PSUs(6)	3/25/2014	—	—	—	—	6,134	6,134	—	—	—	160,711
Mark P. Frissora		—	2,465,000	—	—	—	—	—	—	—	—
PSUs(5)	3/25/2014	—	—	—	90,437	180,874	271,311	—	—	—	4,738,899
PSUs(6)	3/25/2014	—	—	—	—	77,518	77,518	—	—	—	2,030,972
Scott P. Sider		—	561,000	—	—	—	—	—	—	—	—
PSUs(5)	3/25/2014	—	—	—	21,848	43,696	65,544	—	—	—	1,144,835
PSUs(6)	3/25/2014	—	—	—	—	18,727	18,727	—	—	—	490,647
J. Jeffrey Zimmerman		—	428,800	—	—	—	—	—	—	—	—
PSUs(5)	3/25/2014	—	—	—	16,591	33,182	49,773	—	—	—	869,368
PSUs(6)	3/25/2014	—	—	—	—	14,221	14,221	—	—	—	372,590

(1)
The amounts in these columns include the “Target” amount for each NEO eligible to receive an award under the EICP at 100% of the target award. The EICP payments are based on adjusted pre‑tax income, revenue and total return on total capital goals for the Company. The Senior Executive Bonus Plan, under which EICP payments are made, limits the maximum cash incentive bonus payout for our CEO and other participants.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

The limit is 1% of our EBITDA for a performance period for our CEO and 0.5% of our EBITDA for a performance period for other participants. For 2014, 1% of our EBITDA was $40.4 million and 0.5% of our EBITDA was $20.2 million. The Compensation Committee uses its negative discretion to make actual EICP awards using the performance metrics more specifically described in our Compensation Discussion and Analysis as a guide. Actual amounts were determined and paid in 2015 and are included in the Summary Compensation Table above. We discuss these awards under the heading “Compensation Discussion and Analysis-Annual Cash Compensation-Annual Cash Incentive Program (EICP).”

(2)
Represents the aggregate grant date fair value, computed pursuant to FASB ASC Topic 718. Please see the note entitled "Stock-Based Compensation" in the notes to the Company's consolidated financial statements in our Form 10-K for the fiscal year ended December 31, 2014 for a discussion of the assumptions underlying these calculations.

(3)
Pursuant to the terms of Mr. Tague's employment agreement, he did not receive an award under the Senior Executive Bonus Plan or grants of PSUs based on Corporate EBITDA or Corporate EDITDA margin in 2014. As described in “Employment Agreements, Change in Control Agreements and Separation Agreements-Other Named Executive Officers-Employment Agreement with John P. Tague” below, the performance goals for the Performance Options and PSUs to be awarded under his employment agreement were not finalized until 2015. As a result, such awards are not reported in this table.

(4)
Options were granted to Mr. Tague under Hertz Holdings’ 2008 Omnibus Plan. As described in the "Compensation Discussion and Analysis" above, these options will vest based on Mr. Tague's performance in meeting specified business goals during 2015.

(5)
Corporate EBITDA PSUs were granted to each NEO (other than Messrs. Tague and MacDonald) under Hertz Holdings’ 2008 Omnibus Plan. As described in the "Compensation Discussion and Analysis" above, the amount of PSUs eligible for vesting is subject in part to our achievement of financial performance goals during 2014 and/or combined 2014‑2015. Based on 2014 Corporate EBITDA performance, none of the PSUs were earned. However, as set forth in “Compensation Discussion and Analysis-Long Term Equity Incentives-Corporate EBITDA PSUs” above, if combined 2014‑2015 Corporate EBITDA performance exceeds at least the threshold level of Corporate EBITDA performance, then PSUs will be earned and vest in 2016 and 2017 to reflect the achievement of such performance.

(6)
Corporate EBITDA margin PSUs were granted to each NEO (other than Messrs. Tague and MacDonald) under Hertz Holdings’ 2008 Omnibus Plan. As described in the "Compensation Discussion and Analysis" above, the amount of PSUs eligible for vesting is subject in part to our achievement of Corporate EBITDA margin during 2014. Because the 2014 Corporate EBITDA margin target was not achieved, the entire award was forfeited.

(7)
Pursuant to the terms of Mr. MacDonald’s employment agreement, he was eligible to participate in the Senior Executive Bonus Plan for 2014. The terms of the employment agreement provided that Mr. MacDonald would be entitled, at minimum, to his target award as pro-rated for his June 2, 2014 start date. As described in “Employment Agreements, Change in Control Agreements and Separation Agreements-Other Named Executive Officers-Employment Arrangements with Brian P. MacDonald” below, Mr. MacDonald was awarded, but not issued, PSUs in 2014 that could be earned based on the performance of HERC and the Company. Although the PSUs were not issued to Mr. MacDonald because Hertz Holdings did not have an effective Form S-8 registration statement on file at the date of grant, for compensation disclosure and accounting purposes they were considered granted because Hertz Holdings and Mr. MacDonald had a mutual understanding as to the key terms and conditions of the PSUs. These awards were forfeited when Mr. MacDonald separated from our Company in 2015.

2014 Outstanding Equity Awards at Year‑End

The following table sets forth, for each NEO, details of all equity awards outstanding on December 31, 2014.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested(1) ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested(1) ($)
John P. Tague(2)	—	500,000	(3)	22.75	12/31/2019	—		—	—		—
Thomas C. Kennedy						13,740	(4)	342,676	—		—
									61,345	(5)	1,529,944
Brian P. MacDonald	—	—		—	—	—		—	137,000	(6)	3,416,780
Michel Taride	200,000	—		4.56	2/28/2018	—		—	—		—
	31,766	—		9.7	3/4/2020	—		—	—		—
	21,558	21,559	(7)	14.6	3/1/2021	—		—	—		—
						15,060	(8)	375,596	—		—
						19,556	(9)	487,726	—		—
						12.698	(10)	316,688	—		—
									90.605	(11)	2,259,689
Robert J. Stuart	16,654	—		9.7	3/4/2020	—		—	—		—
	11,570	11.571	(7)	14.6	3/1/2021	—		—	—		—
						11,381	(8)	283,842	—		—

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested(1) ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested(1) ($)
						14,220	(9)	354,647	—		—
						9.235	(10)	230,321	—		—
									75,153	(11)	1,874,316
Richard D. Broome	89,552	—		12.97	2/28/2018	—		—	—		—
	30,513	—		9.7	3/4/2020	—		—	—		—
	27,888	9,296	(7)	14.6	3/1/2021	—		—	—		—
						6,405	(8)	159,729	—		—
						7,918	(9)	197,475	—		—
						5,143	(10)	128,266	—		—
						1,584	(12)	39,505	—		—
									37,638	(11)	938,692
Mark P. Frissora	400,000	—		9.56	8/15/2016	—		—	—		—
	400,000	—		14.56	8/15/2016	—		—	—		—
	200,000	—		6.56	8/15/2016	—		—	—		—
	600,000	—		6.56	8/15/2016	—		—	—		—
	400,000	—		23.06	8/14/2017	—		—	—		—
	827,985	—		12.97	2/28/2018	—		—	—		—
	740,174	—		9.7	3/4/2020	—		—	—		—
	373,813	—		14.6	3/1/2021	—		—	—		—
Scott P. Sider	78,362	—		9.7	8/18/2016	—		—	—		—
	110,759	—		14.6	8/18/2016	—		—	—		—
						22,420	(8)	559,167	—		—
						15,959	(13)	398,017	—		—
						10,363	(14)	258,453	—		—
						3,345	(15)	83,424	—		—
									30,081	(16)	750,220
									20,807	(17)	518,927
J. Jeffrey Zimmerman	60,000	—		12.74	2/25/2018	—		—	—		—
	149,254	—		12.97	2/28/2018	—		—	—		—
	117,441	—		9.7	3/4/2020	—		—	—		—
	56,961	18.988	(7)	14.6	3/1/2021	—		—	—		—
						13,357	(8)	333,123	—		—
						8,686	(13)	216,629	—		—
						5,640	(14)	140,662	—		—
						4,591	(15)	114,500	—		—
									17,921	(16)	446,950
									15,801	(17)	394,077

(1)	Based on the closing market price of Hertz Holdings’ common stock on December 31, 2014 of $24.94.

(2)	The Performance Options and PSUs provided under Mr. Tague’s employment agreement were not granted as of December 31, 2014 and are not reported in this table.

(3)	These options represent the Transition Options granted to Mr. Tague as detailed in "Compensation Discussion and Analysis" above.

(4)
This award granted to Mr. Kennedy in connection with his hire as our Chief Financial Officer in December 2013 will vest on December 9, 2016 if Mr. Kennedy continues to remain employed with us and retains at least 41,000 shares of our common stock through such date.

(5)	The awards reported include the (i) grants of PSUs based on Corporate EBITDA made in 2014 and (ii) grants of PSUs based on Corporate EBITDA margin made in 2014. All grants are reported at target.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

(6)
The awards reported include the awards made to Mr. MacDonald in 2014 as described under “Employment Agreements, Change in Control Agreements and Separation Agreements-Other Named Executive Officers-Employment Arrangements with Brian P. MacDonald” below.

(7)	The unvested options vested on March 1, 2015.

(8)
These PSUs were granted in 2012. The first tranche of the PSUs awarded (33 1/3% of the total award) vested on March 6, 2013 based on Corporate EBITDA performance of 95.1% of target for 2012. The second tranche of the PSUs awarded (33 1/3% of the total award) vested on March 6, 2014 based on Corporate EBITDA performance of 98.4% of target for combined 2012-2013. The third tranche of the PSUs awarded, which would normally have been paid in early 2015, was delayed pending restatement of the Company’s financials. In 2015, after taking into account the change in our Corporate EBITDA for 2012 and 2013, the correct payout was certified as 82.8% of target. The third tranche above is reported at 98.4% of target, but was paid out in July 2015 at 51.6% of target so that the total payout of the PSUs awarded in 2012 is 82.8% of target. For more information about the adjustments our Compensation Committee made to outstanding PSUs, see “Compensation Discussion and Analysis-Long-Term Equity Incentives-Corporate EBITDA PSUs Granted in 2012 and 2013” above.

(9)
These PSUs were granted in 2013. The first tranche of the PSUs awarded (33 1/3% of the total award) vested on March 25, 2014 based on Corporate EBITDA performance of 66.0% of target for 2013. As described in “Compensation Discussion and Analysis-Long-Term Equity Incentives-Corporate EBITDA PSUs Granted in 2012 and 2013”, to the extent that 2013-2014 Corporate EBITDA performance exceeded 2013 Corporate EBITDA performance, additional PSUs could have been earned. However, 2013-2014 Corporate EBITDA performance did not exceed 2013 Corporate EBITDA performance, so no additional PSUs were earned. In addition, the second tranche of the PSUs awarded (33 1/3% of the total award), which would normally have been paid in early 2015, was delayed pending restatement of the Company’s financials. In 2015, after taking into account the change in our Corporate EBITDA for 2013 and performance during 2014, the correct payout was certified as 60.0% of target. The combined second tranche and third tranche (scheduled to vest in 2016) above is reported at 66.0% of target. The second tranche was paid out in July 2015 at 54.0% of target so that the total payout of the PSUs awarded in 2013 is 60.0% of target. For more information about the adjustments our Compensation Committee made to outstanding PSUs, see “Compensation Discussion and Analysis-Long-Term Equity Incentives-Corporate EBITDA PSUs Granted in 2012 and 2013” above.

(10)
The unvested PSUs were granted in 2013 and earned based on 2013 Corporate EBITDA margin. The first tranche (33 1/3%) of the award vested on March 25, 2014. The second tranche (33 1/3%) vested on February 28, 2015 and the third tranche (33 1/3%) will vest on February 28, 2016 contingent on the recipient’s continued employment.

(11)
The awards reported include the (i) price-vested stock units granted in 2012, (ii) grants of PSUs based on Corporate EBITDA made in 2014 and (iii) grants of PSUs based on Corporate EBITDA margin made in 2014. All grants are reported at target.

(12)
The unvested PSUs were granted in 2013 and earned based on 2013 Corporate EBITDA margin. The first tranche (50%) of the award vested on March 25, 2014. The remaining tranche (50%) vested on February 28, 2015.

(13)
The awards reported in this row consist of PSUs granted in 2013 to Messrs. Sider and Zimmerman that were based on Corporate EBITDA for the 2013 and 2013-2014 combined performance period. As of December 31, 2014, this award represents the second tranche of PSUs scheduled to vest in 2015 based on Corporate EBITDA performance of 66.0%. Under the terms of the separation agreements of Messrs. Sider and Zimmerman, they are entitled to the PSUs granted in 2013 that would have otherwise vested by March 31, 2015 and such PSUs reported in this row were subject to additional vesting based on combined 2013-2014 Corporate EBITDA performance. No additional PSUs were earned for combined 2013-2014 performance. The PSUs are reported above at 66.0% of target, but were earned at 51.6% of target due to the restatement of our financial results for 2013 and performance in 2014. The third tranche of the PSUs scheduled to vest in 2016 were forfeited.

(14)
The awards reported in this row consist of PSUs granted in 2013 to Messrs. Sider and Zimmerman that were based on Corporate EBITDA margin for 2013. As of December 31, 2014, this award represents the second tranche of PSUs scheduled to vest in 2015. Under the terms of the separation agreements of Messrs. Sider and Zimmerman, they are entitled to the PSUs granted in 2013 that would have otherwise vested by March 31, 2015. The third tranche of the PSUs scheduled to vest in 2016 were forfeited.

(15)
The awards reported in this row consist of PSUs granted in 2013 to Messrs. Sider and Zimmerman that were based on Corporate EBITDA margin for 2013. As of December 31, 2014, this award represents the second tranche of PSUs scheduled to vest in 2015. Under the terms of the separation agreements of Messrs. Sider and Zimmerman, they are entitled to the PSUs granted in 2013 that would have otherwise vested by March 31, 2015.

(16)
The awards reported in this row consist of price-vested stock units granted in 2012 to Messrs. Sider and Zimmerman. The number of PSUs earned was based on the performance of our common stock in 2015. Under the terms of the Separation agreements of Messrs. Sider and Zimmerman, they are entitled to the price-vested stock units that would have otherwise vested by March 31, 2015. As a result, the awards reported in this row consist of the target award granted in 2012. The price-vested stock units granted in 2012 which are to be earned based on the trading price of our common stock in 2016 were forfeited.

(17)
The awards reported in this row consist of PSUs granted in 2014 to Messrs. Sider and Zimmerman that were based on Corporate EBITDA for the 2014 and 2014-2015 combined performance period and the PSUs based on 2014 Corporate EBITDA margin, subject to the terms of the separation agreements, which provides that they are entitled to the PSUs that would have otherwise vested by March 31, 2015. As a result, the awards reported in this row consist of the first tranche of each of the awards reported above in "2014 Grants of Plan-Based Awards" at target.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

2014 Option Exercises and Stock Vested

The following table sets forth, for each NEO, details of any awarded stock options that were exercised and any stock awards that were vested in 2014.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)		Value realized on vesting ($)
John P. Tague	—	—	—		—
Thomas C. Kennedy	—	—	—		—
Brian P. MacDonald	—	—	—		—
Michel Taride	100,000	2,315,140	9,777	(1)	256,157	(2)
	100,000	2,315,140	6,348	(1)	166,318	(2)
	200,000	3,630,280	15,565	(1)	407,803	(2)
			24,434	(3)	684,396	(4)
Robert J. Stuart	26,901	437,860	7,110	(1)	186,282	(2)
	70,896	1,137,647	4,617	(1)	120,965	(2)
	49,962	965,101	11,762	(1)	308,164	(2)
	23,141	333,617	13,114	(3)	367,323	(4)
	35,499	572,073
Richard D. Broome			3,959	(1)	103,726	(2)
			2,570	(1)	67,334	(2)
			1,584	(1)	41,501	(2)
			6,621	(1)	173,470	(2)
			10,536	(3)	295,113	(4)
Mark P. Frissora			54,404	(1)	1,425,385	(2)
			35,327	(1)	925,567	(2)
			28,228	(1)	739,574	(2)
			94,839	(1)	2,484,782	(2)
			141,221	(1)	3,955,600	(2)
			193,798	(3)	5,428,282	(4)
Scott P. Sider			3,345	(1)	87,639	(2)
			15,958	(1)	418,100	(2)
			10,362	(1)	271,484	(2)
			23,171	(1)	607,080	(2)
			31,383	(3)	879,038	(4)
J. Jeffrey Zimmerman			8,686	(1)	227,573	(2)
			5,640	(1)	147,768	(2)
			4,591	(1)	120,284	(2)
			13,804	(1)	361,665	(2)
			21,520	(3)	602,775	(4)

(1)	Represents the number of shares of common stock received upon vesting of PSUs that had previously been granted. The PSUs vested on March 25, 2014.

(2)	Value realized upon vesting based on $26.20 per share, the closing price of Hertz Holdings’ common stock on March 25, 2014.

(3)	Represents the number of shares of common stock received upon vesting of PSUs that had been previously granted. The PSUs vested on March 1, 2014.

(4)	Value realized upon vesting based on $28.01 per share, the closing price of Hertz Holdings’ common stock on March 1, 2014.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

2014 Pension Plan Table

The following table sets forth, for each NEO, the plans in which he participated in 2014, the number of years of credited service in each such plan he had at December 31, 2014, the present value of the accumulated benefit in each such plan at December 31, 2014 and the payments received from such plan during 2014:

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit(1) ($)	Payments during last fiscal year ($)
John P. Tague	The Hertz Corporation Account Balance Defined Benefit Pension Plan (the “Hertz Retirement Plan”)	N/A	N/A	—
	The Hertz Corporation Benefit Equalization Plan (the “BEP”)	N/A	N/A	—
	The Hertz Corporation Supplemental Executive Retirement Plan (the “SERP II”)	N/A	N/A	—
Thomas C. Kennedy	Hertz Retirement Plan	N/A	N/A	—
	BEP	N/A	N/A	—
	SERP II	N/A	N/A	—
Brian P. MacDonald	Hertz Retirement Plan	N/A	N/A	—
	BEP	N/A	N/A	—
	SERP II	N/A	N/A	—
Michel Taride(2)	Hertz UK Pension Plan	11	1,871,435	—
	Hertz UK Supplemental Plan	11	2,726,430	—
Robert J. Stuart	Hertz Retirement Plan	7	58,000	—
	BEP	7	129,600	—
	SERP II	7	997,400	—
Richard D. Broome	Hertz Retirement Plan	14	182,000	—
	BEP	14	219,100	—
	SERP II	14	1,800,000	—
Mark P. Frissora	Hertz Retirement Plan	8	—	—
	BEP	8	1,069,700	—
	SERP II	8	6,859,800	—
Scott P. Sider	Hertz Retirement Plan	27	409,200	—
	BEP	19	409,300	—
	SERP II	27	4,627,900	—
J. Jeffrey Zimmerman	Hertz Retirement Plan	7	59,900	—
	BEP	7	149,200	—
	SERP II	7	1,115,100	—

(1)
The present value calculations use the same assumptions (except for retirement and pre‑retirement decrements) used for financial reporting purposes and reflect current compensation levels. The assumptions used in the calculations are as follows:

•	Discount Rates-

•	For The Hertz Retirement Plan: 3.9% as of December 31. 2014, 4.8% as of December 31, 2013 and 4.0% as of December 31, 2012.

◦	For the BEP and SERP II: 3.6% as of December 31, 2014, 4.4% as of December 31, 2013 and 3.5% as of December 31, 2012.

•	For the Hertz UK Pension Plan and Hertz UK Supplemental Plan: 3.7% as of December 31, 2014, 4.6% as of December 31, 2013 and 4.5% as of December 31, 2012.

•	Mortality Table = RP2014 Mortality Table projection using scale MP2014.

•	Retirement Age = 60 or current age if older (earliest unreduced retirement age).

•	Pre‑retirement Decrements = None assumed.

•	Payment Form = Five year certain and life annuity.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

Please see the note “Employee Retirement Benefits” in the notes to the Company’s consolidated financial statements in our Form 10‑K for the fiscal year ended December 31, 2014, for a discussion of these assumptions.

(2)	Amounts for Mr. Taride have been translated from pounds sterling to U.S. dollars at the 12‑month average rate of 1.64739. Mr. Taride’s number of actual years of service with us is 28.

Pension Benefits
In 2014, we modified the overall structure of, and participation in, our various retirement plans. As previously announced on October 22, 2014, effective as of December 31, 2014, we are no longer providing future benefit accruals under the following plans (the “Previous Plans”) for the NEOs:

•	The Hertz Corporation Account Balance Defined Benefit Pension Plan;

•	The BEP; and

•	The SERP II.

To replace the Previous Plans, we offered to our employees, including the NEOs (other than Mr. Taride), participation in a revised defined contribution plan. Beginning January 1, 2015 the Company increased employer contributions under the Company’s qualified 401(k) savings plan (the “401(k) Plan”), to provide that eligible participants under the 401(k) Plan are eligible to receive a matching employer contribution to their 401(k) Plan account equal to (i) 100% of the first 3% of employee contributions made by such participant and (ii) 50% of the next 2% of employee contributions, with the total amount of such matching employer contribution to be completely vested, subject to applicable limits under the Code.  Certain eligible participants under the 401(k) Plan received additional employer contribution amounts to their 401(k) Plan account depending on their years of service and age.

In connection with the replacement of the Previous Plans and the adoption of the 401(k) Plan, we adopted a deferred compensation plan to provide for eligible employees, including the NEOs, to defer part of their compensation, effective for 2015. The Hertz Corporation Supplemental Income Savings Plan is a deferred compensation plan that provides benefits that cannot be provided in The Hertz Corporation Income Savings Plan due to Code limitations on compensation.

Background on Previous Plans

The Hertz Corporation Account Balance Defined Benefit Pension Plan is a tax‑qualified pension plan for which we paid the entire cost. The benefit an employee receives is based on a combination of final average compensation, years of credits service up to July 1, 1987 and an accrued cash account after July 1, 1987.

The BEP provides equalization benefits due to limitations on tax‑qualified retirement plans imposed by the Code. Messrs. Broome, Frissora, Sider, Stuart, and Zimmerman participate or participated in the BEP. Benefits under the BEP are fully vested after the earlier of three years of vesting service or at age 65.

The SERP II provides additional equalization benefits to supplement the tax-qualified and non-qualified plans. Messrs. Broome, Frissora, Sider, Stuart and Zimmerman participate or participated in the SERP II. Benefits under the SERP II are generally payable only to participants who, upon the termination of their employment, have been credited with five vesting years of service under the pension plan and whose employment terminates due to death or disability or after attainment of age 55. Those benefits are also payable to participants who have not attained age 55 if their employment is terminated (other than voluntarily or for cause) with respect to certain changes in control of Hertz or its subsidiaries.

Mr. Taride participates in two retirement plans--the Hertz UK 1972 Pension Plan and the Hertz UK Supplementary Unapproved Pension Scheme, or the “Hertz UK Supplementary Plan.” These two plans provide for, in the case of Mr. Taride, 1/30 of his final salary for each year of service in the plans subject to a maximum of two‑thirds of his final salary at the time of his retirement. Under these plans, Mr. Taride has a right to retire at age 60. Due to a transition to a U.K. defined contribution plan in 2011, Mr. Taride is still entitled to his accrued benefits under the plans, but we are no longer providing future benefit accruals.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

Employment Agreements, Change in Control Agreements and Separation Agreements

Hertz Holdings and its subsidiaries have entered into employment agreements and Change in Control Agreements with certain key employees, including certain of the NEOs, to promote stability and continuity of senior management. Information about such agreements and the separation agreements with the five NEOs who separated during 2014 or in 2015 prior to the filing of this Form 10-K is set forth below. All of the agreements referred to below are listed in the Exhibit Index to this Annual Report on Form 10-K.

Employment Agreement with John P. Tague

On November 20, 2014, Mr. Tague signed a term sheet outlining the employment terms between him and Hertz Holdings, which was memorialized in Mr. Tague’s employment agreement executed on December 16, 2014. Under the employment agreement, Mr. Tague will serve as CEO of Hertz Holdings and Hertz from November 21, 2014, through December 31, 2017, unless terminated earlier. Mr. Tague is entitled to an annual base salary of $1,450,000, received a guaranteed bonus of $108,750 for 2014 and is eligible to receive a target bonus for 2015 and beyond of 150% of his annual base salary, though for 2015, the annual bonus shall be no less than 60% of his target bonus. Mr. Tague is generally entitled to receive the benefits and perquisites we provide to our senior executives.

Mr. Tague’s employment agreement, as modified by a letter agreement dated March 31, 2015 and a letter agreement dated June 30, 2015, also awarded Mr. Tague 1,000,000 stock options, 500,000 of which will vest on December 31, 2015 if Mr. Tague presents a business plan that is approved by the Board by December 31, 2015 and a management team is in place by June 30, 2015 that is reasonably acceptable to the Board. The remaining 500,000 options shall vest based on the achievement of revenue efficiency metrics. In addition, we agreed to award Mr. Tague 350,000 PSUs, on substantially the same terms as the Performance Options listed in the preceding sentence, to be issued when Hertz Holdings becomes current in its Exchange Act reporting requirements. The stock options and PSUs contemplated by Mr. Tague’s employment agreement are intended to cover a multiple year period from November 20, 2014 to December 31, 2017. Based on applicable SEC and accounting rules, the 500,000 Transition Options were recognized as granted in 2014. However, the Performance Options and PSUs were not recognized as granted in 2014 because our Compensation Committee did not establish revenue efficiency targets for the awards until 2015. As a result, only the Transition Options will be reported in Mr. Tague’s compensation in 2014. The Board and Compensation Committee do not intend to grant Mr. Tague any other equity awards for 2015. For additional description of Mr. Tague’s equity awards, see “Long-Term Equity Incentives-Award Structure for John P. Tague” above.

The employment agreement also provides that if Mr. Tague’s employment is terminated other than for “Cause”, by Mr. Tague for “Good Reason” or due to death or “Disability” (all as defined in the employment agreement), Mr. Tague shall be entitled to: (i) a cash payment consisting of Mr. Tague’s unpaid base salary through the date of termination, earned but unpaid bonus for any completed fiscal year and accrued and unused vacation pay, (ii) prorated vesting of the stock option grants and the PSU grants, with performance metrics deemed satisfied at target levels and (iii) eligibility of certain expenses for relocation back to Texas. If Mr. Tague terminated employment for any other reason, then he will only be entitled to unpaid base salary through date of termination and accrued and unused vacation pay.

Mr. Tague’s term sheet is filed as exhibit 10.1 to the Form 8-K the Company filed on November 25, 2014, Mr. Tague’s employment agreement is filed as exhibit 10.1 to the Form 8-K/A the Company filed on December 22, 2014, Mr. Tague’s letter agreement dated March 31, 2015 is filed as exhibit 10.1 to the Form 8-K the Company filed on April 3, 2015 and Mr. Tague’s letter agreement dated June 30, 2015 is filed as exhibit 10.41 to the Hertz Holdings Annual Report on Form 10-K.

Other Named Executive Officers

Employment Arrangements with Thomas C. Kennedy

On January 20, 2015 Hertz Holdings and Mr. Kennedy entered into an arrangement whereby we agreed that Mr. Kennedy’s base salary would be set at $700,000 for 2015, he would receive a 2015 equity award with a value of $4 million, no equity award in 2016, and subsequent equity awards with a $2 million target value.

Mr. Kennedy’s letter agreement is filed as exhibit 10.42 to the Hertz Holdings Annual Report on Form 10-K.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

Employment Arrangements with Brian P. MacDonald

On June 2, 2014, Hertz Holdings entered into an employment agreement with Mr. MacDonald to serve as the CEO of HERC, which was subsequently modified by a letter agreement with Hertz Holdings dated November 8, 2014, which outlined additional compensation and benefits for serving as interim CEO of our Company in 2014. Mr. MacDonald’s employment agreement provided that he would receive an annual base salary of no less than $1,100,000 and a target annual bonus of no less than 130% of base salary. For 2014, Mr. MacDonald was eligible for, and was awarded, his target bonus, as pro-rated to his date of hire.

Mr. MacDonald was also eligible under the employment agreement to receive an equity award valued at $2,500,000 to be issued when Hertz Holdings was current in its Exchange Act reporting requirements (the letter agreement converted this obligation into eligibility to receive 114,000 PSUs). The performance measures for the PSUs consisted of HERC and its consolidated subsidiaries exceeding $350,000,000 of Corporate EBITDA for a specified 12-month period. In the event that HERC’s equipment rental business became a separate publicly-traded company, Mr. MacDonald was scheduled to receive an equity grant in the amount of $4,000,000 and was eligible for a matching equity grant equal to 1/3 of the stock he purchased (up to a $1,500,000 maximum match) within 60 days of the separation. The awards were scheduled to be issued when Hertz Holdings is current in its Exchange Act reporting requirements (pursuant to accounting and SEC rules, however, the value of the 114,000 PSUs is reflected in the 2014 Summary Compensation Table and 2014 Grants of Plan-Based Awards Table above).

Under this letter agreement, Mr. MacDonald received additional compensation, on an annualized basis, retroactive to the date Mr. MacDonald was appointed as interim CEO of Hertz Holdings, of $500,000 in recognition of his increased responsibilities as interim CEO in addition to the amounts he would receive under the Senior Executive Bonus Plan for his service as CEO of HERC. In addition, Mr. MacDonald received an award of an additional 23,000 PSUs under the 2008 Omnibus Plan. This award was scheduled to vest subject to achievement of a performance goal based on EBITDA of Hertz Holdings and its consolidated subsidiaries exceeding $20,000,000 during a specified one-year period. The awards were scheduled to be issued when Hertz Holdings is current in its Exchange Act reporting requirements (pursuant to accounting and SEC rules, however, the value of the 23,000 PSUs is reflected in the 2014 Summary Compensation Table and 2014 Grants of Plan-Based Awards Table above).

Mr. MacDonald resigned as CEO of HERC effective May 20, 2015 under circumstances that entitled him to the severance benefits provided under the employment agreement and the letter agreement in the case of a termination without cause.  In connection with his separation, he entered into a Separation Agreement and General Release dated May 26, 2015. As required by the employment and letter agreements, Mr. MacDonald (1) was paid the product of (a) 2 times (b) the sum of his base salary and his target 2014 bonus, for a total of $5,060,000, on the 30th day following his date of termination; (2) was paid $3,000,000 on the 30th day following his date of termination (this separation payment represented compensation for the lost opportunity to earn the equity awards provided for by his employment agreement and the letter agreement); (3) is eligible to be paid a pro rata portion of his 2015 bonus, based on actual performance and with the individual modifier treated as satisfied at target; and (4) he will be provided continued health and other certain benefits under Hertz’s benefits plans for the same cost 24 months after his separation.  In exchange, Mr. MacDonald agreed to a waiver and release of claims against us, to cooperate with us for a period of three years with respect to activities that occurred during his tenure at the Company and not to disparage us.  In addition, Mr. MacDonald reaffirmed his commitment to be bound by the restrictive covenants concerning noncompetition and nonsolicitation of employees and clients contained in his employment agreement. Mr. MacDonald also made certain representations within his Separation Agreement and General Release stating that he did not: (i) engage in any conduct that constituted willful gross neglect or willful gross misconduct with respect to his employment duties which resulted or will result in material economic harm to Hertz Holdings; (ii) knowingly violate Hertz Holdings’ Standards of Business Conduct or similar policy; (iii) facilitate or engage in, and has no knowledge of, any financial or accounting improprieties or irregularities; and (iv) knowingly make any incorrect or false statements in any of his certifications relating to filings required under applicable securities laws or management representation letters, and has no knowledge of any incorrect or false statements in any filings required under applicable securities laws.

Mr. MacDonald’s letter agreement is filed as exhibit 10.1 to the Form 8-K the Company filed on November 14, 2014, and Mr. MacDonald’s separation agreement is filed as exhibit 10.38 to the Hertz Holdings Annual Report on Form 10-K.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

Special Award Agreement with Robert J. Stuart

As discussed under “Determining What We Pay - Compensation Philosophy and the Role of the Compensation Committee” above, our Compensation Committee wants to ensure we retain key individuals. Accordingly, on July 1, 2014, Hertz Holdings entered into an agreement with Mr. Stuart to retain him and reward him for his valuable services to our Company. Mr. Stuart was eligible for, and was paid, $500,000 if he remained an employee of Hertz Holdings on July 1, 2015. Mr. Stuart is eligible for an additional payment of $500,000 if he remains an employee of Hertz Holdings on July 1, 2016. In the event Mr. Stuart is terminated without cause before July 1, 2016, Mr. Stuart will be eligible to be paid $500,000. In the event of Mr. Stuart’s death or disability before July 1, 2016, Mr. Stuart will be eligible to receive a pro-rated amount of his award based on the number of months he served as an employee before his death or disability. If Mr. Stuart’s employment is terminated for any other reason before July 1, 2016, he will be ineligible for any bonuses remaining under the agreement.

Mr. Stuart’s award agreement is filed as exhibit 10.39 to the Hertz Holdings Annual Report on Form 10-K.

Separation Agreement with Mark P. Frissora

Mr. Frissora resigned as CEO of Hertz Holdings and Hertz on September 7, 2014 under circumstances that entitled him to the benefits provided by his employment agreement in the case of a termination without cause. In connection with his separation, he entered into a Separation Agreement and General Release dated September 15, 2014. Under the termination provisions of his employment agreement, (1) Mr. Frissora was paid the product of (a) 2.5 times (b) the sum of his base salary and his 2013 bonus, for a total of $10,496,835; (2) he was also eligible to be paid a pro rata portion of his EICP bonus as calculated in accordance with the process outlined in “Compensation Discussion and Analysis-Annual Cash Compensation-Annual Cash Incentive Program (EICP)” above; and (3) he became eligible for continued health and other certain benefits under Hertz’s benefits plans for the same cost for 24 months after his separation. In addition, under the terms of Mr. Frissora’s Separation Agreement and General Release Mr. Frissora will be provided car privileges through September 15, 2016 and eligibility to participate in the Company’s Retiree Car Plan. All equity awards that were not vested as of September 15, 2014 were terminated as of that date. In recognition of the fact that an effective registration statement with respect to options could not be filed until Hertz Holdings had complied with certain reporting obligations, Mr. Frissora was provided a period of 90 days to exercise any vested options once the reporting obligations had been met. In exchange, Mr. Frissora agreed to a waiver and release of claims against us, to cooperate with us for a period of 3 years with respect to activities that occurred during his tenure as CEO and not to disparage us. In addition, Mr. Frissora reaffirmed his commitment to be bound by the restrictive covenants concerning noncompetition and nonsolicitation of employees and clients contained in his employment agreement. Mr. Frissora also made certain representations within his Separation Agreement and General Release stating that he did not (i) engage in any conduct that constituted willful gross neglect or willful gross misconduct with respect to his employment duties which resulted or will result in material economic harm to the Company; (ii) knowingly violate Hertz Holdings’ Standards of Business Conduct or Directors’ Code of Business Conduct and Ethics; (iii) facilitate or engage in, and possess any knowledge of, any financial or accounting improprieties or irregularities; and (iv) knowingly make any incorrect or false statements in any of his certifications relating to filings required under applicable securities laws or management representation letters, and have any knowledge of any incorrect or false statements in any filings required under applicable securities laws.

Mr. Frissora’s employment agreement is filed as exhibit 10.28 to the Annual Report on Form 10-K the Company filed on March 3, 2009 and Mr. Frissora’s separation agreement is filed as exhibit 10.1 to the Form 8-K the Company filed on September 19, 2014.

Separation Agreement with Scott P. Sider

Mr. Sider retired as Group President, Hertz-Rent-A-Car Americas, from our Company on August 18, 2014, under circumstances that entitled him to the benefits payable under the Severance Plan for Senior Executives in the event of a termination without cause.

Consistent with the terms of the Severance Plan for Senior Executives, (1) Mr. Sider was paid the product of (a) 2 times (b) the sum of his base salary and his average bonus for the prior three years, for a total of $2,656,954, with such

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

amount to be paid over an 18‑month period; (2) he became eligible to be paid a prorated EICP bonus as calculated in accordance with the process outlined in “Compensation Discussion and Analysis-Annual Cash Compensation-Annual Cash Incentive Program (EICP)” above; (3) he became eligible for continued health and other certain benefits under Hertz’s benefits plans for the same cost for 24 months after his separation; and (4) he received $25,000 in lieu of outplacement services (the Severance Plan for Senior Executives provides up to $25,000 of outplacement services). In addition to the benefits provided for under the Severance Plan for Senior Executives, Mr. Sider’s Separation Agreement and General Release provided for the following additional benefits, including (1) for vesting of Mr. Sider’s outstanding stock options that would have vested on or before March 31, 2015 if Mr. Sider had remained employed through that date vested; (2) that vested options could be exercised, if not expired, through August 18, 2016, (3) Mr. Sider’s PSUs and price-vested stock units which would have otherwise vested by March 31, 2015 had Mr. Sider remained employed, vested on the date when the Compensation Committee certified the performance criteria for the vesting of such PSUs; (4) Mr. Sider will be provided car privileges through August 18, 2016 and (5) full vesting in his SERP II benefits. In exchange, Mr. Sider agreed to a waiver and release of claims against us, not to compete against us or solicit any Hertz employees for 18 months after his retirement and not to disparage us.

Mr. Sider’s separation agreement is filed as exhibit 10.1 to the Form 8-K the Company filed on August 19, 2014.

Separation Agreement with J. Jeffrey Zimmerman

Mr. Zimmerman resigned as Executive Vice President, General Counsel and Secretary of Hertz Holdings and Hertz effective December 5, 2014, under circumstances that entitled him to the benefits payable under the Severance Plan for Senior Executives in the event of a termination without cause.

Consistent with the terms of the Severance Plan for Senior Executives, Mr. Zimmerman (1) was paid the product of (a) 1.5 times (b) the sum of his base salary and his average bonus for the prior three years, for a total of $1,627,603 with such amount to be paid over an 18‑month period; (2) became eligible to be paid a prorated EICP bonus as calculated in accordance with the process outlined in “Compensation Discussion and Analysis-Annual Cash Compensation-Annual Cash Incentive Program (EICP)” above; (3) became eligible for continued health and other certain benefits under Hertz’s benefits plans for the same cost for 18 months after his separation; and (4) he received $25,000 in lieu of outplacement services (the Severance Plan for Senior Executives provides up to $25,000 of outplacement services). In addition to the benefits provided for under the Severance Plan for Senior Executives, Mr. Zimmerman’s Separation Agreement and General Release provided for the following additional benefits, including (1) for vesting of Mr. Zimmerman’s outstanding stock options and performance shares that would have vested through March 31, 2015 if Mr. Zimmerman had remained employed through that date (2) the tolling of post-termination exercise periods until Hertz Holdings’ filing of all SEC-required reports.

In addition, under the Separation Agreement and General Release Mr. Zimmerman agreed to provide through June 30, 2015 general consulting services as requested by the Company and outside counsel. In exchange, Mr. Zimmerman agreed to a waiver and release of claims against us, to cooperate with us for a period of three years with respect to activities that occurred during his tenure at Hertz and not to disparage us. Mr. Zimmerman made certain representations within his Separation Agreement and General Release stating that he did not: (i) engage in any conduct that constituted willful gross neglect or willful gross misconduct with respect to his employment duties which resulted or will result in material economic harm to the Company; (ii) knowingly violate Hertz Holdings’ Standards of Business Conduct; (iii) facilitate or engage in, and has no knowledge of, any financial or accounting improprieties or irregularities; and (iv) knowingly make any incorrect or false statements in any of his certifications relating to filings required under applicable securities laws or management representation letters, and has no knowledge of any incorrect or false statements in any filings required under applicable securities laws.

Mr. Zimmerman’s separation agreement is filed as exhibit 10.2 to the Form 8-K the Company filed on December 5, 2014.

Separation Agreement with Richard D. Broome

Mr. Broome resigned as Executive Vice President, Corporate Affairs and Communications of Hertz Holdings and Hertz effective July 1, 2015, under circumstances that entitled him to the benefits payable under the Severance Plan for Senior Executives in the event of a termination without cause.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

Consistent with the terms of the Severance Plan for Senior Executives, Mr. Broome (1) was paid the product of (a) 1.5 times (b) the sum of his base salary and his average bonus for the prior three years, for a total of $924,800 with such amount to be paid over an 18‑month period; (2) is eligible to be paid a pro rata portion of his 2015 bonus, based on actual performance and with the individual modifier treated as satisfied at target; (3) became eligible for continued health and other certain benefits under Hertz’s benefits plans for the same cost for 18 months after his separation; and (4) received $25,000 in lieu of outplacement services (the Severance Plan for Senior Executives provides up to $25,000 of outplacement services). In addition to the benefits provided for under the Severance Plan for Senior Executives, Mr. Broome’s Separation Agreement and General Release provided for the following additional benefits, including (1) for vesting of Mr. Broome’s outstanding performance shares that would have vested in 2015 if Mr. Broome had remained employed through the applicable date of Compensation Committee certification and (2) the tolling of post-termination exercise periods until Hertz Holdings’ filing of all SEC-required reports.

Mr. Broome’s separation agreement is filed as exhibit 10.40 to this Annual Report on Form 10-K.

Change in Control Agreements

The NEOs, other than Mr. Frissora, have entered into Change in Control Agreements. The Change in Control Agreements will continue to automatically renew for one‑year extensions unless we give 15‑months’ notice. In the event of a change in control during the term of the Change in Control Agreements, the agreement will remain in effect for two years following the change in control.

The Change in Control Agreements are “double trigger” agreements, meaning that any payments and benefits are paid only if (i) there is a change in control of Hertz Holdings and (ii) the covered executive is terminated by us without “cause” or by the covered executive with “good reason”, in either case within two years following the change in control. If this occurs the covered executive will be entitled to the following payments and benefits:

•
a lump sum cash payment reflecting accrued but unpaid compensation equal to the sum of (i) the executive’s annual base salary earned but not paid through the date of termination, (ii) one‑twelfth of the target annual bonus payable to the executive, multiplied by the number of full and partial months from the beginning of the calendar year during which the termination occurs, and (iii) all other amounts to which the executive is entitled under any compensation plan applicable to the executive, payable within 30 days of the executive’s termination;

•
a lump sum cash payment equal to a multiple (the “severance multiple”) of the sum of the executive’s annual base salary in effect immediately prior to the termination and the average actual bonuses paid to the covered executive for the three years prior to the year in which the termination occurs, or, for executives without a three‑year bonus history, by reference to target levels. The severance multiples are: for Messrs. Tague, MacDonald, and Taride, 2.5, for Messrs. Kennedy and Sider, 2.0 and for Messrs. Broome, Stuart and Zimmerman, 1.5;

•
credit of an additional number of years equal to the severance multiple to the executive’s years of age and “Years of Service” for all purposes under our SERP II (described at “Pension Benefits”) and, to the extent such covered executive does not have at least 5 “years of service”, the covered executive shall be fully vested in the benefit under our SERP II as increased pursuant to the credit referred to above;

•
continuation of all life, medical, dental and other welfare benefit plans (other than disability plans) until the earlier of the end of a number of years following the executive’s termination of employment equal to the severance multiple and the date on which the executive becomes eligible to participate in welfare plans of another employer;

•	within the period of time from the date of the executive’s termination through the end of the year following the date of termination, outplacement assistance up to a maximum of $25,000; and

•	with respect to Mr. Taride, eligibility to immediately participate in the retiree car plan (described at “Retiree Car Benefit”).

The foregoing are intended to be in lieu of any other payments and benefits to be made in connection with a covered executive’s termination of employment while the agreements are in effect. Covered executives must execute a general release of claims to receive the foregoing severance payments and benefits. After a change in control, in the event the covered executive’s employment is terminated by reason of death, “Disability,” or “Retirement” (as those terms are

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

defined in the Change in Control Agreement) then the executive will be entitled to his or her benefits in accordance with the retirement or benefit plans of the Company in effect. After a change in control, in the event the covered executive’s employment is terminated by reason of “Cause” or by the executive without “Good Reason” (as those terms are defined in the Change in Control Agreement) then the Company shall pay the executive his or her full base salary at the rate in effect at the time notice of termination was given and shall pay any other amounts according to any other compensation plans or programs in effect.

In 2010, we revised our Change in Control Agreement to remove tax gross-up provisions. Messrs. Tague, MacDonald and Kennedy entered into this revised form of the Change in Control Agreement that does not provide for tax gross-ups on any golden parachute excise tax. Mr. Sider was party to this revised form of Change in Control Agreement at the time of his separation.

For executive officers who joined our Company before 2010, their Change in Control Agreements contain a tax-gross up provision. In the event that compensation provided for in the agreement or in any other plan or arrangement covering the NEO is subject to the golden parachute excise tax, Mr. Stuart will be entitled to receive a gross‑up payment in an amount such that after payment by the executive of all taxes on the gross‑up payment, the executive shall retain a portion of the gross‑up payment equal to the excise tax. However, to the extent compensation paid to the executive in connection with the change in control does not exceed 110% of the specified statutory threshold amount giving rise to excise tax, then no additional payment will be paid and the compensation will be reduced below such statutory threshold. Messrs. Broome and Zimmerman were party to this previous form of Change in Control Agreement at the time of their respective separations.

The agreement also contains a confidentiality covenant that extends indefinitely following the executive’s termination of employment and non‑competition and non‑solicitation covenants that extend for 12 months following the executive’s termination of employment. In the event that the executive breaches these covenants, the Company is entitled to stop making payments to the executive and seek injunctive relief in certain circumstances.

In addition, Hertz Europe Limited and Mr. Taride have entered into a non‑compete agreement which provides that for the 12 months after the termination of his employment with us, Mr. Taride will not (i) compete with us in the countries in which we operated or actively made arrangements to plan to operate during the 12 months preceding such termination of employment or (ii) solicit or entice away any key employees from us. Hertz Europe Limited would be required to give Mr. Taride 12‑months’ notice to terminate his employment for any reason other than misconduct.

Severance Plan for Senior Executives

The Severance Plan for Senior Executives provides benefits to senior executives whose employment is terminated other than terminations of employment that qualify for benefits under the Change in Control Agreements. Messrs. Broome, Kennedy, Sider, Stuart, Taride and Zimmerman were designated as participants in the Severance Plan for Senior Executives. If any covered executive is terminated for death, “Cause,” “Permanent Disability” or “Retirement” (as those terms are defined in the Severance Plan for Senior Executives) the executive will not be entitled to any benefits under the Severance Plan for Senior Executives. However, if the covered executive is terminated for any other reason (other than described in the preceding sentence), the executive will be or was entitled to the following payments and benefits:

•	a pro rata portion of the annual bonus that would have been payable to the participant, payable at the same time bonuses are paid to other executives;

•
cash payments in the aggregate equal to a multiple (the “severance multiple”), based on the executive’s position, of the executive’s annual base salary in effect immediately prior to the date of termination and the average of the annual bonuses payable to the executive, with respect to the three calendar years preceding the year in which the termination occurs; or, for executives without a three‑year bonus history, by reference to target levels; or, if an executive has not had an opportunity to earn or be awarded one full year’s bonus as of his or her termination of employment, the executive’s target bonus for the year of termination, payable in equal installments over a period of whole and/or partial years equal to the severance multiple. The severance multiples are: for Messrs. Sider and Taride, 2.0 and Messrs. Broome, Kennedy, Stuart and Zimmerman 1.5;

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

•
continuation of all medical, dental and other welfare benefit plans (other than disability plans) until the earlier of the end of a number of years following the executive’s termination of employment equal to the severance multiple and the date on which the executive becomes eligible to participate in welfare plans of another employer; and

•	within the period of time from the date of executive’s termination through the end of the year following the date of termination, outplacement assistance up to a maximum of $25,000.

Executives must execute a general release of claims to receive the foregoing severance payments and benefits. The Severance Plan for Senior Executives also contains a confidentiality covenant that extends for 24 months following the executive’s termination of employment and non‑competition and non‑solicitation covenants that extend for a period of years following the executive’s termination of employment equal to the severance multiple. If an executive is entitled to severance payments and benefits under the Severance Plan for Senior Executives and a Change in Control Agreement, payments and benefits will be made under the Change in Control Agreement rather than the Severance Plan for Senior Executives.

Treatment of EICP Payments and Equity Compensation upon a Termination or a Change in Control

The following chart generally summarizes the treatment of EICP payments and equity compensation for each of our NEOs under the Senior Executive Bonus Plan, the Hertz Global Holdings Stock Incentive Plan (“SIP”) and the 2008 Omnibus Plan.

Award	Death/Disability	Voluntary	Retirement	With Cause	Without Cause	Change In Control If Not Assumed/Substituted(1)
EICP	Forfeit(2)	Forfeit(2)	Forfeit(2)	Forfeit(2)	Pro‑rata(3)	Pro‑rata
SIP Options(4)	N/A	N/A	N/A	Forfeit all	N/A	Vested cashed out
Omnibus Plan Options	Unvested vest	Forfeit unvested	Forfeit unvested	Forfeit all	Forfeit unvested	Unvested vest
PSUs(5)	Pro‑rata	Forfeit unvested	Forfeit unvested	Forfeit all	Forfeit unvested	Unvested vest
PVSUs(6)	Pro‑rata	Forfeit unvested	Forfeit unvested	Forfeit all	Forfeit unvested	Unvested vest
Other Outstanding Awards	Pro‑rata	Forfeit unvested	Forfeit unvested	Forfeit all	Forfeit unvested	Unvested vest

(1)
The terms of the 2008 Omnibus Plan contain “double-trigger” provisions in the event of a change in control. If the options or units are exchanged for or replaced by a substitute award, then the awards will not automatically vest upon a change in control. However, if a change in control occurs and the awards are not exchanged or replaced, all options shall immediately become exercisable, the restriction period on all restricted stock units shall lapse immediately prior to such change in control, and outstanding PSUs issued to our NEOs generally vest.

(2)	Assumes that employment ends prior to the end of the fiscal year of the Company (a “Performance Period”) under the Senior Executive Bonus Plan.

(3)	Amount is payable under the Severance Plan for Senior Executives.

(4)	All options held by the NEOs are currently vested under the SIP.

(5)
In 2012, 2013 and 2014, we made PSUs grants to the NEOs pursuant to Hertz Holdings’ 2008 Omnibus Plan which were based on the achievement of Corporate EBITDA and, in the case of 2013 and 2014, Corporate EBITDA margin. With respect to such PSUs, if the employment of any of our NEOs is terminated by reason of death or disability on or prior to the first anniversary of the date PSUs were awarded, the officer will retain a pro rata portion of the PSUs, based on the number of days elapsed since the date of grant, and the remaining PSUs will be forfeited. The retained PSUs will be eligible to vest if the performance goal is achieved for the first performance year and will be forfeited if the performance goal is not achieved. If the employment of a NEO is terminated by reason of death or disability after the first anniversary of the date that the PSUs were awarded, then, based on the applicable achievement of the performance goals in the first year and the cumulative two‑year period, a pro rata portion of the PSUs will vest, based on the number of days elapsed since the first anniversary of the grant date. If the employment of a NEO is terminated by reason of death or disability after the second anniversary of the date that the PSUs were awarded, then, based on the applicable achievement of the performance goals in the first year and the cumulative two‑year period, a pro rata portion of the PSUs will vest, based on the number of days elapsed since the second anniversary of the grant date. If a NEO’s employment is terminated for any other reason, PSUs will be forfeited.

(6)
In March 2012, we made price‑vested stock units grants to the NEOs pursuant to Hertz Holdings’ 2008 Omnibus Plan. With respect to such price‑vested stock units, if the employment of any of our NEOs is terminated by reason of death or disability on or prior to the third or fourth anniversary of the grant date, as applicable, the officer will retain 50% of the price‑vested stock units granted multiplied by a fraction, which is

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

the number of months which have elapsed since the grant date of the price‑vested stock units divided by 36 or 48, as applicable, and the remaining PSUs will be forfeited. If a NEO’s employment is terminated for any other reason, price‑vested stock units will be forfeited.
Supplemental Retirement Benefits upon a Termination and Change in Control

Messrs. Stuart and Broome (who separated from our Company in 2015) participated in the SERP II in 2014. The SERP II is described above under “Pension Benefits.” Under the SERP II, in connection with a change in control, if any of these executives’ employment is terminated other than for cause or a voluntary resignation, then the executive will become immediately vested in the entire benefit accumulated under the SERP II even if he or she has not attained age 55 at the time of termination.

Retiree Car Benefit

As described at “Compensation Discussion and Analysis-Other Compensation Elements-Retirement Benefits,” we also maintain a post‑retirement assigned car benefit plan under which we provide certain executives who, at the time of retirement, are at least 58 years old and have been an employee of the Company for at least 20 years, with a car from our fleet and insurance on the car for the participant’s benefit. In the event of a termination following a change in control as described in “Change in Control Agreements”, Mr. Taride will be entitled to the retiree car benefit as set forth above.

Payments upon Termination or Change in Control

The following tables outline the value of payments and benefits that each NEO, other than Messrs. Frissora, Sider and Zimmerman, who were awarded severance payments as set forth under “Employment Agreements, Change in Control Agreements and Separation Agreements-Other Named Executive Officers” above, would receive under the various termination scenarios described above based on if (i) the termination occurred on December 31, 2014, (ii) all stock awards were paid out at $24.94, the closing price of Hertz Holdings’ common stock on December 31, 2014, (iii) for the applicable change in control, the termination occurred following the change in control (“double trigger”), (iv) no replacement awards were granted by our Compensation Committee and (v) the Compensation Committee took no further actions for any given award except as set forth under the applicable plan. In addition, the value of pension benefits that are reported under the 2014 Pension Benefits table and the participant's 401(k) Plan amounts are excluded from the below tables, except to the extent that there are any enhancements as a result of the applicable termination event.

John P. Tague

Benefit	Termination For Cause ($)	Termination Without Cause/with Good Reason ($)		Termination by reason of Retirement ($)	Termination by reason of Death, Disability ($)		Termination following a Change in Control ($)
Severance payment	—	—		—	—		9,062,500
Bonus	—	108,750	(1)	—	108,750	(1)	108,750
Excise tax gross up	—	—		—	—		N/A
Outplacement	—	—		—	—		25,000
Life Insurance Payment	—	—		—	1,450,000	(2)	—
Payment for Awarded PSUs	—			—		(3)
Payment for Awarded Options	—	79,040	(3)	—	79,040	(3)	2,190,000
Total	—	187,790		—	1,637,790		11,386,250

(1)	Reported as actual bonus paid for 2014.

(2)	Life insurance payment only payable upon death.

(3)	Represents the incremental vesting value of outstanding awards which vest in the event of the specified termination event.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

Thomas C. Kennedy

Benefit	Termination For Cause ($)	Termination Without Cause/with Good Reason ($)		Termination by reason of Retirement ($)	Termination by reason of Death, Disability ($)		Termination following a Change in Control ($)
Severance payment	—	1,831,500		—	—		2,442,000
Pro rata bonus	—	280,500	(1)	—	—		561,000
Continued benefits	—	10,707		—	—		15,604	(2)
Outplacement	—	25,000		—	—		25,000
Life Insurance Payment	—	—		—	660,000	(3)	—
Payment for Outstanding PSUs	—	—		—	126,635	(4)	1,872,620
Total	—	2,147,707		—	786,635		4,916,224

(1)	Reported as actual bonus paid for 2014.

(2)	Includes life insurance benefits in addition to healthcare benefits for covered period.

(3)	Life insurance payment only payable upon death.

(4)	Represents the incremental vesting value of outstanding awards which vest in the event of death or disability.

Brian P. MacDonald(1)

Benefit	Termination For Cause ($)	Termination Without Cause/with Good Reason ($)		Termination by reason of Retirement ($)	Termination by reason of Death, Disability ($)		Termination following a Change in Control ($)
Severance payment	—	5,060,000		—	—		6,325,000
Pro rata bonus	—	834,493	(2)	—	—		1,430,000
Cash to Replace Equity Award(3)	—	3,000,000		—	—		3,000,000
Continued healthcare benefits	—	16,444		—	—		23,323
Outplacement	—	—		—	—		25,000
Life Insurance Payment	—	—		—	1,100,000	(4)	—
Total	—	8,910,937		—	1,100,000		10,803,323

(1)
Mr. MacDonald resigned effective May 20, 2015. For a description of his separation agreement, see "Employment Agreements, Change in Control Agreements and Separation Agreements-Other Named Executive Officers-Employment Arrangements with Brian P. MacDonald."

(2)	Pro-rata bonus reported as actual bonus paid for 2014 year pursuant to Mr. MacDonald’s employment agreement.

(3)	The amounts payable are pursuant to Mr. MacDonald’s letter agreement.

(4)	Life insurance payment only payable upon death.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

Michel Taride

Benefit	Termination For Cause ($)	Termination Without Cause/with Good Reason ($)		Termination by reason of Retirement ($)	Termination by reason of Death, Disability ($)		Termination following a Change in Control ($)
Severance payment	—	2,355,506		—	—		2,944,382
Pro rata bonus	—	59,638	(1)	—	—		500,811
Continued benefits	—	54,020		—	—		80,150	(2)
Outplacement	—	25,000		—	—		25,000
Life Insurance Payment	—	—		—	2,356,756	(3)	—
Payment for Outstanding PSUs	—	—		—	1,222,061	(4)	3,816,528
Payment for Outstanding Options	—	—		—	222,920	(4)	222,920
Retiree Car Benefit	—	301,000		301,000	301,000	(5)	301,000
Total(6)	—	2,795,164		301,000	4,102,737		7,890,791

(1)	Reported as actual bonus paid for 2014.

(2)	Includes life insurance benefits in addition to healthcare benefits for covered period.

(3)	Life insurance payment only payable upon death.

(4)	Represents the incremental vesting value of outstanding awards which vest in the event of death or disability.

(5)
Value represents maximum amount of retiree car benefits in the event of disability. In the event of death, Mr. Taride’s spouse would be eligible for car privileges at an amount below the maximum amount.

(6)	Amounts for Mr. Taride have been translated from pounds sterling to U.S. dollars at the spot exchange rate of 1.5216.

Robert J. Stuart

Benefit	Termination For Cause ($)	Termination Without Cause/with Good Reason ($)		Termination by reason of Retirement ($)	Termination by reason of Death, Disability ($)		Termination following a Change in Control ($)
Severance payment	—	1,445,007		—	—		1,445,007
Pro rata bonus	—	38,703	(1)	—	—		378,750
Special Award Bonuses	—	1,000,000		—	250,000		1,000,000
Continued benefits	—	10,257		—	—		11,614	(2)
SERP II Increase	—	—		—	—		98,900
Outplacement	—	25,000		—	—		25,000
Excise tax gross up	—	—		—	—		2,170,498
Life Insurance Payment	—	—		—	505,000	(3)	—
Payment for Outstanding PSUs	—	—		—	914,086	(4)	3,017,211
Payment for Outstanding Options	—	—		—	119,644	(4)	119,644
Total	—	2,518,967		—	1,788,730		8,266,624

(1)	Reported as actual bonus paid for 2014.

(2)	Includes life insurance benefits in addition to healthcare benefits for covered period.

(3)	Life insurance payment only payable upon death.

(4)	Represents the incremental vesting value of outstanding awards which vest in the event of death or disability.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

Richard D. Broome(1)

Benefit	Termination For Cause ($)	Termination Without Cause/with Good Reason ($)		Termination by reason of Retirement ($)	Termination by reason of Death, Disability ($)		Termination following a Change in Control ($)
Severance payment	—	1,128,883		—	—		1,128,883
Pro rata bonus	—	28,219	(2)	—	—		276,150
Continued benefits	—	10,932		—	—		12,772	(3)
SERP II Increase	—	—		—	—		291,800
Outplacement	—	25,000		—	—		25,000
Excise tax gross up	—	—		—	—		—
Life Insurance Payment	—	—		—	394,500	(4)	—
Payment for Outstanding PSUs	—	—		—	545,558	(5)	1,616,310
Payment for Outstanding Options	—	—		—	96,121	(5)	96,121
Total	—	1,193,034		—	1,036,179		3,447,036

(1)
Mr. Broome resigned effective July 1, 2015. For a description of his separation agreement, see "Employment Agreements, Change in Control Agreements and Separation Agreements-Other Named Executive Officers-Separation Agreement with Richard D. Broome."

(2)	Reported as actual bonus paid for 2014.

(3)	Includes life insurance benefits in addition to healthcare benefits for covered period.

(4)	Life insurance payment only payable upon death.

(5)	Represents the incremental vesting value of outstanding awards which vest in the event of death or disability.

Director Compensation
The Board believes that a significant portion of non‑employee director compensation should align director interests with the interests of Hertz Holdings’ stockholders. As a result, Hertz Holdings’ Board has approved the Hertz Global Holdings, Inc. Directors Compensation Policy (the “Director Compensation Policy”), pursuant to which our non‑employee directors were entitled to the following compensation:

Board/Committee	2014 Non‑Employee Director Compensation
Board	Annual Cash Retainer:	$85,000	Restricted Stock Unit Grant:	$125,000
Audit	Annual Chair Fee:	$35,000	Annual Member Fee:	$17,500
Compensation	Annual Chair Fee:	$30,000	Annual Member Fee:	$15,000
Nominating and Governance	Annual Chair Fee:	$25,000	Annual Member Fee:	$12,500
Executive and Finance(1)	Annual Chair Fee:	$17,500	Annual Member Fee:	$17,500
(1) The Executive and Finance Committee was dissolved in connection with Hertz Holdings’ entry into the Nomination and Standstill Agreement on September 15, 2014. The Board established the Financing Committee on October 16, 2014. Directors are not compensated for serving as members of the Financing Committee.

Under the Director Compensation Policy, the Lead Director is entitled to receive a $100,000 annual cash retainer. However, our Board has determined that in light of Ms. Fayne Levinson’s increased responsibilities as Independent Non-Executive Chair, she instead shall receive an annual fee of $350,000, payable in the form of shares of common stock of Hertz Holdings, except that if Hertz Holdings is unable to issue registered shares under an effective Form S-8 at the time quarterly cash payments are to be made, any amount otherwise payable in shares is paid in cash for purposes of the relevant quarter. Hertz Holdings does not pay additional fees to directors for attending Board or committee meetings.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

Cash fees for Board and committee service are payable quarterly in arrears. A director may elect, annually in advance, to receive shares of Hertz Holdings’ common stock having the same fair market value in lieu of such cash fees. A director may elect to receive shares of phantom stock rather than receiving cash fees if the requirements for such deferral are satisfied under applicable tax law. Any director electing to receive phantom shares will receive actual shares of Hertz Holdings’ common stock on the earlier of when the director no longer serves on our Board or a change in control of Hertz Holdings. Any fee that a director elected to defer is credited to the director’s stock account and is deemed to be invested in a number of phantom shares equal to the number of shares of common stock that would otherwise have been delivered.

The restricted stock units are granted to directors after Hertz Holdings’ annual stockholder meeting and have an equivalent fair market value to such dollar amount on the date of grant. Provided the director is still serving on our Board, these restricted stock units vest on the business day immediately preceding Hertz Holdings’ next annual meeting of stockholders.

We also reimburse our directors for reasonable and necessary expenses they incur in performing their duties as directors, and our directors are entitled to free worldwide car rentals. Any non‑employee director who serves for at least five years will, after retirement from such service as a director, be eligible for Hertz #1 Club Platinum Card status and free worldwide car rentals up to a maximum of 90 days each year for fifteen years after his or her retirement.

For services rendered during the year ended December 31, 2014, our non‑employee directors received the following compensation:

2014 Non‑Employee Director Compensation Table

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2)(3) ($)	All other compensation(4) ($)	Total ($)
Barry H. Beracha	110,417	125,004	—	235,421
Carl T. Berquist(5)	135,000	125,004	—	260,004
Michael J. Durham	115,000	125,004	—	240,004
Carolyn N. Everson(5)	103,125	125,004	—	228,129
Debra J. Kelly‑Ennis(5)	97,500	125,004	—	222,504
Vincent J. Intrieri	17,118	—	—	17,118
Michael F. Koehler	115,000	125,004	—	240,004
Philippe P. Laffont(5)	85,417	125,004	—	210,421
Linda Fayne Levinson	195,699	125,004	—	320,703
Samuel Merksamer	16,283	—	—	16,283
Daniel A. Ninivaggi	16,700	—	—	16,700
George W. Tamke(6)	163,125	—	13,026	176,151
Henry C. Wolf	100,000	125,004	—	225,004
(1) All compensation is for services rendered as directors, including annual retainer fees and committee and chair fees as set forth above. For those directors who joined our Board or resigned from our Board in 2014, the cash retainer fees were pro‑rated for their service.
(2) The value disclosed is the aggregate grant date fair value of 4,351 restricted stock units granted to each director, except for Messrs. Intrieri, Merksamer and Ninivaggi, based on a grant date of May 14, 2014 and computed pursuant to FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in the Note 7-Stock-Based Compensation to the Notes to our consolidated financial statements included in this Annual Report. Due to his resignation from our Board in 2014, Mr. Tamke forfeited his grant of restricted stock units made in 2014. The grants of restricted stock units to Messrs. Laffont, Beracha and Wolf vested upon their resignation.
(3) In addition to the restricted stock units reported above in footnote 2, Messrs. Berquist and Durham each own 23,350 options. As of December 31, 2014, Mr. Berquist owned 54,696 phantom shares, Ms. Everson owned 6,033 phantom shares, Ms. Kelly‑Ennis owned 5,742 phantom shares, Mr. Intrieri owned 789 phantom shares and Mr. Laffont owned 2,738 phantom shares.
(4) Perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000.
(5) Elected to receives fees that would otherwise be payable in cash in the form of phantom shares.
(6) Elected to receive fees that would otherwise be payable in cash in the form of shares of common stock.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

Risk Considerations in our Compensation Program

In 2014, our Compensation Committee conducted its annual review of the risk profile of the Company’s compensation policies and practices. In connection with this review, the Compensation Committee engaged its independent consultant at the time, Semler Brossy Consulting Group, LLC (“Semler Brossy”), to assist it in analyzing the Company’s compensation policies and practices and associated compensation risks. Semler Brossy, with the assistance of management, prepared a risk profile assessment of the Company’s executive compensation policies and practices for executive officers. After its review of these assessments, the Compensation Committee presented the results to the Board in connection with the Board’s annual enterprise risk assessment. In addition, the Company’s management reviewed its compensation plans and practices in 2014 for all employees and presented the findings to the Compensation Committee. Based in part on such reports, the Compensation Committee determined that, for all employees, the Company’s enterprise‑wide compensation policies and practices, in conjunction with the Company’s existing processes and controls, do not incentivize employees to take unnecessary risks, or pose a material risk to the Company, particularly in light of the following factors:

•	our use of different types of compensation programs, such as equity‑ and cash‑based plans, that provide a balance of long‑ and short‑term incentives;

•
our clawback policies, which allow us in certain circumstances in the event of a financial restatement, to seek the recovery of annual incentive awards, long‑term incentive awards, equity‑based awards and other performance‑based compensation awarded to many of our employees, including all of our senior executives;

•	our use of a variety of financial and strategic performance objectives to help ensure that the Company’s overall business strategy is properly promoted;

•	our structuring of our compensation programs to include features such as caps on payments, exclusion of certain extraordinary items and institutional approval of amounts paid; and

•
our Company’s various policies and procedures and Internal Audit Department, all of which provide checks and balances that help us monitor risk and identify when an individual is taking excessive or inappropriate risks.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2014, Messrs. Beracha, Berquist, Durham, Ninivaggi and Tamke and Mses. Everson and Fayne Levinson served as members of our Compensation Committee. None of these individuals: (i) served as an officer or employee of the Company during 2014 or (ii) was formerly an officer of the Company, with the exception of Mr. Tamke, who was an officer of the Company prior to our initial public offering in 2006.

During the year 2014: (i) none of our executive officers served as a member of a compensation committee (or other body performing a similar role) of another entity, any of whose executive officers served on our Compensation Committee; (ii) none of our executive officers served as a director of another entity, any of whose executive officers served on our Compensation Committee; and (iii) none of our executive officers served as a member of the compensation committee (or other body performing a similar role) of another entity, any of whose executive officers served as one of our directors.

NON-GAAP MEASURES

EBITDA is defined as net income before net interest expense, income taxes and depreciation (which includes revenue earning equipment lease charges) and amortization. Corporate EBITDA, as presented herein, represents EBITDA as adjusted for car rental fleet interest, car rental fleet depreciation and certain other items, as described in more detail in the accompanying tables. Each of the measured presented herein reflects the financial results of Hertz Holdings.

Management uses EBITDA and Corporate EBITDA as operating performance and liquidity metrics for internal monitoring and planning purposes, including the preparation of our annual operating budget and monthly operating reviews, as well as to facilitate analysis of investment decisions, profitability and performance trends. Further, EBITDA enables management and investors to isolate the effects on profitability of operating metrics such as revenue, operating expenses and selling, general and administrative expenses, which enables management and investors to evaluate our business segments that are financed differently and have different depreciation characteristics and compare our performance against companies with different capital structures and depreciation policies. We also present Corporate EBITDA as a

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

supplemental measure because such information is utilized in the calculation of financial covenants under Hertz's senior credit facilities and in the determination of certain executive compensation.

Corporate EBITDA Margin is calculated as the ratio of Corporate EBITDA to total revenues and is used by the Compensation Committee to determine certain executive compensation, primarily in the form of PSUs.

EBITDA, Corporate EBITDA and Corporate EBITDA Margin are not recognized measurements under U.S. GAAP. When evaluating our operating performance or liquidity, investors should not consider EBITDA and Corporate EBITDA in isolation of, or as a substitute for, measures of our financial performance and liquidity as determined in accordance with U.S. GAAP, such as net income, operating income or net cash provided by operating activities.

The following tables reconcile income (loss) before income taxes, the most comparable U.S. GAAP measure, to EBITDA and Corporate EBITDA and presents the calculation of Corporate EBITDA Margin utilizing the U.S. GAAP measure total revenues, in each case of Hertz Holdings.

	Year Ended December 31,
(In millions)	2014	2013 (As Restated)(a)	2012 (As Restated)(a)
Income (loss) before income taxes	$(23)	$603	$365
Depreciation and amortization	3,400	2,872	2,389
Interest, net of interest income	648	707	647
EBITDA	$4,025	$4,182	$3,401
Car rental fleet depreciation	(2,705)	(2,234)	(1,857)
Car rental fleet interest	(277)	(302)	(297)
Car rental fleet debt - related charges (b)	31	32	37
Non-cash stock-based employee compensation charges (c)	10	35	30
Restructuring and restructuring related charges (d)	165	99	49
Acquisition related costs and charges (e)	10	19	147
Integration expenses (f)	9	43	—
Equipment Rental spin-off costs (g)	39	—	—
Relocation costs (h)	9	7	—
Premiums paid on debt (i)	—	29	—
Loss on extinguishment of debt (j)	1	35	—
Impairment charges and asset write-downs (k)	34	40	—
Other extraordinary, unusual or non-recurring items(l)	(20)	16	44
Corporate EBITDA	$1,331	$2,001	$1,554
Total Revenues	11,046	10,775	9,013
Corporate EBITDA Margin	12%	19%	17%

(a)
For further details regarding the restatement see Note 2, "Restatement" to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

(b)	Represents non-cash charges relating to the amortization of deferred debt financing costs and debt discounts.

(c)	For twelve months ended December 31, 2014, excludes $6 million of stock-based compensation forfeitures included in restructuring and restructuring related charges.

(d)
Represents expenses incurred under restructuring actions as defined in U.S. GAAP. For further information on restructuring costs, see Note 15 "Restructuring," to the Notes to our consolidated financial statements included in this Annual Report under the caption Item 8, "Financial Statements and Supplementary Data" and incremental costs incurred directly supporting our business transformation initiatives. Such costs include transition costs incurred in connection with our business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Amount in 2014 also includes consulting costs and legal fees related to the accounting review and investigation, one-time costs to terminate certain marketing and co-branding agreements, and costs associated with the separation of certain executives during the year.

(e)
In 2012, primarily represents Dollar Thrifty acquisition related expenses, change in control expenses, 'Day-1' compensation expenses and other adjustments related to the Dollar Thrifty acquisition, loss on the Advantage divestiture, expenses related to additional required divestitures and costs associated with the Dollar Thrifty acquisition and a gain on the investment in Dollar Thrifty stock.

(f)	Primarily represents Dollar Thrifty integration related expenses.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION, continued

(g)	Represents expense associated with the anticipated HERC spin-off transaction of which $28 million were incurred by HERC and $11 million were incurred by Corporate.

(h)
Represents non-recurring costs incurred in connection with the relocation of our corporate headquarters to Estero, Florida that were not included in restructuring expenses. Such expenses primarily include duplicate facility rent, certain moving expenses, and other costs that are direct and incremental due to the relocation.

(i)	In 2013, represents premiums paid to redeem our 8.50% Former European Fleet Notes.

(j)	In 2013, represents extinguishment of debt for Senior Convertible Notes.

(k)
In 2014, primarily comprised of impairments related to our former corporate headquarters building in New Jersey and HERC revenue earning equipment held for sale. Additionally, 2014 includes write-downs of assets associated with a terminated business relationship. In 2013, primarily related to a change in the carrying value of the vehicles subleased to FSNA and its subsidiary, Simply Wheelz.

(l)
In 2013, primarily represents cash premiums of $12 million associated with the conversion of the Senior Convertible Notes. In 2012, primarily represents expenses related to the withdrawal from a multiemployer pension plan, litigation accrual and expenses associated with the impact of Hurricane Sandy.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating Hertz Holdings' equity compensation plans is set forth in Hertz Holdings Annual Report under the caption “Item 5-Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Equity Compensation Plan Information”.

Security Ownership of Certain Beneficial Owners, Directors and Officers

The following table sets forth information as of June 30, 2015, unless another date is specified below, with respect to the ownership of the common stock of Hertz Holdings by:

•	each person known to own beneficially more than 5% of the common stock of Hertz Holdings;

•	each of the directors of Hertz Holdings;

•	each of the executive officers named in the Summary Compensation Table; and

•	all of Hertz Holdings’ executive officers and directors as a group.
The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. As of June 30, 2015 Hertz Holdings had 459,015,115 shares of its common stock outstanding. All of the 100 shares of common stock of Hertz that were outstanding as of June 30, 2015 were owned by Hertz Investors, Inc., a wholly-owned subsidiary of Hertz Holdings.
Except as otherwise indicated in the footnotes to this table, each of the beneficial owners listed has, to the knowledge of Hertz Holdings, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated, the address for each individual listed below is c/o Hertz Global Holdings, Inc., 999 Vanderbilt Beach Road, Naples, FL 34108.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS, continued

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
Carl C. Icahn(1)	51,922,405	11.31%
JANA Partners LLC(2)	41,781,473	9.10
The Vanguard Group(3)	26,510,613	5.78
Directors and Executive Officers(4)
Samuel Merksamer	0	**
Carl T. Berquist(5)(6)	133,962	**
Michael J. Durham(6)	97,429	**
Carolyn N. Everson(5)	13,642	**
Debra J. Kelly‑Ennis(5)	13,411	**
Michael F. Koehler	23,583	**
Vincent J. Intrieri(5)	3,213	**
Linda Fayne Levinson	21,583	**
Daniel A. Ninivaggi	0	**
John P. Tague	84,200	**
Thomas C. Kennedy	41,000	**
Michel Taride(7)	440,298	**
Robert J. Stuart (8)	90,805	**
All directors and executive officers as a group	926,963	**
Richard D. Broome (9)(10)	205,748	**
Mark P. Frissora(9)(11)	6,127,610	1.33
Brian P. MacDonald(9)	0	**
Scott P. Sider(9)(12)	302,938	**
J. Jeffrey Zimmerman(9)(13)	488,005	**

**	Less than 1%

(1)
Represents shares held by the following group of entities associated with Mr. Carl C. Icahn: High River Limited Partnership (“High River”), Hopper Investments LLC (“Hopper”), Barberry Corp. (“Barberry”), Icahn Partners Master Fund LP (“Icahn Master”), Icahn Offshore LP (“Icahn Offshore”), Icahn Partners LP (“Icahn Partners”), Icahn Onshore LP (“Icahn Onshore”), Icahn Capital LP (“Icahn Capital”), IPH GP LLC (“IPH”), Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”), Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”) and Beckton Corp. (“Beckton”). The principal business address of each of (i) High River, Hopper, Barberry, Icahn Offshore, Icahn Partners, Icahn Master, Icahn Onshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP and Beckton is White Plains Plaza, 445 Hamilton Avenue - Suite 1210, White Plains, NY 10601, and (ii) Mr. Icahn is c/o Icahn Associates Holding LLC, 767 Fifth Avenue, 47th Floor, New York, NY 10153.

Each of Hopper, Barberry and Mr. Icahn, by virtue of their relationships to High River, may be deemed to indirectly beneficially own the shares which High River directly beneficially owns. Each of Hopper, Barberry and Mr. Icahn disclaims beneficial ownership of such shares for all other purposes. Each of Icahn Offshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn, by virtue of their relationships to Icahn Master, may be deemed to indirectly beneficially own the shares which Icahn Master directly beneficially owns. Each of Icahn Offshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn disclaims beneficial ownership of such shares for all other purposes. Each of Icahn Onshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn, by virtue of their relationships to Icahn Partners, may be deemed to indirectly beneficially own the Shares which Icahn Partners directly beneficially owns. Each of Icahn Onshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn disclaims beneficial ownership of such shares for all other purposes.
The immediately preceding information in this footnote is based solely on the Schedule 13D/A filed with the SEC on December 17, 2014 by Mr. Icahn and entities associated with Mr. Icahn.

(2)
Represents shares held by JANA Partners LLC (“JANA”). The principal business address of JANA is 767 Fifth Avenue, 8th Floor, New York, New York 10153. The immediately preceding information in this footnote is based solely on the Form 13F filed with the SEC on May 15, 2015 by JANA.

(3)
A report on Schedule 13G/A, filed February 10, 2015, disclosed that The Vanguard Group, an investment adviser, was the beneficial owner of 24,693,795 shares of common stock as of December 31, 2014. The Vanguard Group has reported that it has (i) sole power to vote or direct the vote of 434,231 shares of common stock, (ii) sole power to dispose of or direct the disposition of 24,301,888 shares of common stock and (iii) shared power to dispose of or to direct the disposition of 391,907 shares of common stock. The address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355. All information regarding The Vanguard Group is based on that entity's report on Schedule 13G/A, filed February 10, 2015.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS, continued

(4)
Includes employee and/or director stock options held directly by the beneficial owner which are currently exercisable or which will become exercisable within sixty days; restricted stock units reported as owned outright or which will vest within sixty days; phantom shares issued under the Director Compensation Policy; and any shares that were purchased pursuant to Hertz Holdings’ employee stock purchase plan.

(5)
Includes the following phantom shares issued under the Director Compensation Policy: (i) 57,533 for Mr. Berquist, (ii) 8,692 for Ms. Everson, (iii) 3,213 for Mr. Intrieri and (iv) 8,461 for Ms. Kelly‑Ennis.

(6)	Includes director stock options which are currently exercisable. Messrs. Berquist and Durham each hold currently exercisable director stock options to purchase 23,350 shares.

(7)	The number of options which Mr. Taride can exercise within 60 days is 253,324.

(8)	The number of options which Mr. Stuart can exercise within 60 days is 39,795.

(9)	The beneficial ownership amounts for each Messrs. Broome, Frissora, MacDonald, Sider and Zimmerman are as the last date of employment of each such person.

(10)	The number of options which Mr. Broome can exercise within 60 days is 157,249.
(11) The number of options which Mr. Frissora can exercise within 60 days is 3,568,159.
(12) The number of options which Mr. Sider can exercise within 60 days is 161,431.

(13)	The number of options which Mr. Zimmerman can exercise within 60 days is 383,656.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Hertz Holdings and Hertz have not adopted formal policies and procedures specifically designed to address the review and approval of transactions with related parties. The Nominating and Governance Committee is charged with reviewing and approving each transaction that involves the Company or any of its affiliates, on one hand, and (directly or indirectly) a director or a member of his or her family or any entity managed by any such person, on the other hand, unless the Nominating and Governance Committee determines that the approval or ratification of such transaction should be considered by all of the disinterested members of the Board. The Board has also adopted the written Directors’ Code of Conduct applicable to the Board and Hertz Holdings and Hertz have adopted the written Standards of Business Conduct, which require all employees, officers and directors to avoid conflicts of interests.

The Directors’ Code of Conduct is applicable to all Board members and provides guidance for handling unforeseen situations which may arise, including conflicts of interest. Pursuant to the Directors’ Code of Conduct, a conflict of interest may arise when a Board member’s private interest interferes in any way-or even appears to interfere-with the interests of the Company as a whole. The Directors’ Code of Conduct specifies that a conflict of interest may include, among other things, the following:

when a Board member or a member of his or her family takes actions or has interests that may make it difficult for the Board member to make decisions on behalf of the Company objectively and effectively;
where a Board member or a member of his or her family has a financial interest in, or is engaged, directly or indirectly, in the management of an organization that deals with the Company as a supplier, contractor, purchaser or distributor of the Company’s products or services, or is a competitor; and
where a Board member renders services to another organization or individual as an employee, agent, consultant or director if the organization or individual is doing or seeking to do business with the Company or is a competitor.

Pursuant to the Directors’ Code of Conduct, any member of our Board who believes he or she has an actual or potential conflict of interest with us is obligated to notify the Chair of the Nominating and Governance Committee as promptly as practicable. That member should not participate in any decision by our Board, or any committee of our Board, that in any way relates to the matter that gives rise to the conflict or potential conflict of interest until the issue has been resolved to the satisfaction of the Chair of the Nominating and Governance Committee or the Board.

The Standards of Business Conduct are applicable to all employees, officers and directors of the Company and its subsidiaries. The Standards of Business Conduct generally prohibit employees from maintaining outside business or financial interests or engaging in outside business or financial activity that conflicts with the interests of the Company.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE, continued

The following is a description of certain relationships and transactions that existed or that we have entered into with our directors, major stockholders and certain other related persons since the beginning of 2014, as well as certain other transactions.

Agreements with Carl C. Icahn

On September 15, 2014, Hertz Holdings entered into a definitive Nomination and Standstill Agreement (the “Nomination and Standstill Agreement”) with Mr. Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, Beckton Corp., Vincent J. Intrieri, Samuel Merksamer and Daniel A. Ninivaggi (collectively, the “Icahn Group”).

Pursuant to the Nomination and Standstill Agreement, Mr. Vincent J. Intrieri, Mr. Samuel Merskamer and Mr. Daniel A. Ninivaggi (collectively, the “Icahn Designees”) were appointed to the Board of Directors of Hertz Holdings as Class II, Class I and Class I directors respectively effective as of September 15, 2014.  Messrs. Intrieri, Merksamer and Ninivaggi were also appointed to the Board of Directors of Hertz. Pursuant to the Nomination and Standstill Agreement, so long as an Icahn Designee is a member of the Board, the Board will not be expanded to greater than ten directors without the approval from the Icahn Designees then on the Board. In addition, pursuant to the Nomination and Standstill Agreement, subject to certain restrictions and requirements, the Icahn Group will have certain replacement rights in the event an Icahn Designee resigns or is otherwise unable to serve as a director (other than as a result of not being nominated by Hertz Holdings for an annual meeting subsequent to the 2015 Annual Meeting).

Pursuant to the Nomination and Standstill Agreement, among other things, the Icahn Group agreed not to conduct a proxy contest regarding any matter, including the election of directors, with respect to the 2015 Annual Meeting of Stockholders (the “2015 Annual Meeting”).  In addition, until the later of the (x) the 2015 Annual Meeting and (y) the date that no Icahn Designee is a member of the Board (or otherwise deemed to be on the Board pursuant to the terms of the Nomination and Standstill Agreement) (the “Board Representation Period”), the Icahn Group agrees to vote all of its shares of common stock of Hertz Holdings in favor of the election of all of Hertz Holdings’ director nominees at each annual or special meeting of Hertz Holdings. Also pursuant to the Nomination and Standstill Agreement, during the Board Representation Period, and subject to limited exceptions, the Icahn Group will adhere to certain standstill obligations, including the obligation to not solicit proxies or consents or influence others with respect to the same. The Icahn Group further agrees that during the Board Representation Period, subject to certain limited exceptions, the Icahn Group will not acquire or otherwise beneficially own more than 20% of Hertz Holdings’ outstanding voting securities.

In addition, pursuant to the Nomination and Standstill Agreement, the Board dissolved the previously existing Executive and Finance Committee of the Board, and agreed not to create a separate executive committee of the board so long as an Icahn Designee is a member of the Board.

If at any time the Icahn Group ceases to hold a “net long” position, as defined in the Nomination and Standstill Agreement, in at least (A) 28,500,000 shares of Hertz Holdings’ common stock, the Icahn Group will cause one Icahn Designee to promptly resign from the Board; (B) 22,800,000 shares of Hertz Holdings’ common stock, the Icahn Group will cause two Icahn Designees to promptly resign from the Board; and (C) 19,000,000 shares of Hertz Holdings’ common stock, the Icahn Group will cause all of the Icahn Designees to promptly resign from the Board and Hertz Holdings’ obligations under the Nomination and Standstill Agreement will terminate.

In addition, pursuant to the Nomination and Standstill Agreement, Hertz Holdings and the Icahn Group agreed to enter into a customary registration rights agreement.

Indemnification Agreements

Hertz Holdings and Hertz are each a party to indemnification agreements with each of their directors. The indemnification agreements provide the directors with contractual rights to the indemnification and expense advancement rights provided under the By‑Laws of the companies, as well as contractual rights to additional indemnification as provided in the indemnification agreements.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE, continued

Relocation Program

We provided relocation assistance to our employees in connection with the relocation of our corporate headquarters from Park Ridge, New Jersey to Estero, Florida. In connection with the relocation program, we entered into an agreement with a third-party provider of relocation services, part of which included purchases of the current residences of eligible employees on our behalf. Consistent with the practices of other, similarly-situated companies that undergo relocations, the purchase price of each of the residences was determined by obtaining multiple appraisals, which were averaged for the third party's purchase price. The total amount that we spent under the program during the year ended December 31, 2014 was $3 million for the executive officers. The Compensation Committee approved the program.

Other Relationships

In connection with our car and equipment rental businesses, we enter into millions of rental transactions every year involving millions of customers. In order to conduct those businesses, we also procure goods and services from thousands of vendors. Some of those customers and vendors may be affiliated with members of our Board. We believe that all such rental and procurement transactions have been conducted on an arms‑length basis and involved terms no less favorable to us than those that we believe we would have obtained in the absence of such affiliation. It is our management’s policy to bring to the attention of our Board any transaction with a related party, even if the transaction arises in the ordinary course of business, if the terms of the transaction would be less favorable to us than those to which we would agree to in normal commercial circumstances. For additional information regarding our transactions with companies of which certain of our independent directors are executive officers, see “Board Independence” below.

BOARD INDEPENDENCE

Our Board has determined that all of our directors, other than Mr. Tague, are "independent" as defined in the federal securities laws and applicable NYSE rules for service on our Board. The standards for determining director independence are specified in Annex A to our Corporate Governance Guidelines.

In recommending to the Board that each of the independent directors be classified as independent, the Nominating and Governance Committee also considered whether there were any facts or circumstances that might impair the independence of each of those directors. In particular, the Nominating and Governance Committee considered that the Company in the ordinary course of business provides products and services to and purchases products and services from companies at which some of our directors serve. In each case: (i) the relevant products and services were provided on terms and conditions determined on an arms-length basis and consistent with those provided by or to similarly situated customers and suppliers; (ii) the relevant director did not initiate or negotiate the relevant transaction, each of which was in the ordinary course of business of both companies; and (iii) the aggregate amounts of such purchases and sales were less than 2% of the consolidated gross revenues of each of the Company and the other company in each of the years 2014, 2013 and 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES
The Company's fees for services performed by its principal accounting firm, PricewaterhouseCoopers LLP, during fiscal years 2014 and 2013 were as follows:

(in millions)	2014	2013
Audit fees(1)	$14	$10
Audit‑related fees(2)	—	1
Tax fees(3)	1	1
All other fees	—	—
Total	$15	$12

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES, continued

(1) Audit fees were for services rendered in connection with the audit of the financial statements included in the Annual Reports of the Corporation and Hertz on Form 10‑K, reviews of the financial statements included in the Corporation and Hertz’s Quarterly Reports on Form 10‑Q, attestation of the effectiveness of our internal controls over financial reporting, statutory audits, and providing comfort letters in connection with our financing transactions.
(2) Audit‑related fees were for services rendered in connection with due diligence, assurance services, and employee benefit plan audits.
(3) Tax fees related to our Like Kind Exchange Program and tax audit assistance.

Our Audit Committee’s charter requires the Audit Committee to pre‑approve all audit and permitted non‑audit services to be performed by our independent registered public accounting firm; however, the Audit Committee is permitted to delegate pre‑approval authority to the Chair of the Audit Committee, who must then provide a report to the full Audit Committee at its next scheduled meeting. All audit and non‑audit fees were pre‑approved by the Audit Committee in 2014. In May of 2015, the Audit Committee adopted a revised pre‑approval policy setting forth the types of services and amounts subject to pre‑approval for the 2015 fiscal year.

THE HERTZ CORPORATION AND SUBSIDIARIES

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report:

			Page
(a)	1.	Financial Statements:
		Our financial statements filed herewith are set forth in Part II, Item 8 of this Annual Report as follows:
		The Hertz Corporation and Subsidiaries—
		Report of Independent Registered Certified Public Accounting Firm	82
		Consolidated Balance Sheets	84
		Consolidated Statements of Operations	85
		Consolidated Statements of Comprehensive Income (Loss)	86
		Consolidated Statements of Changes in Equity	87
		Consolidated Statements of Cash Flows	88
		Notes to Consolidated Financial Statements	90
	2.	Financial Statement Schedules:
		Our financial statement schedules filed herewith are set forth in Part II, Item 8 of this Annual Report as follows:
		The Hertz Corporation—Schedule I—Condensed Financial Information of Registrant	208
		The Hertz Corporation and Subsidiaries—Schedule II—Valuation and Qualifying Accounts	215
	3.	Exhibits:

The attached list of exhibits in the “Exhibit Index” immediately following the signature pages to this Annual Report is filed as part of this Annual Report and is incorporated herein by reference in response to this item.

THE HERTZ CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Collier County, Florida on the 16th day of July, 2015.

THE HERTZ CORPORATION (Registrant)
By:	/s/ THOMAS C. KENNEDY
Name:	Thomas C. Kennedy
Title:	Senior Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 16, 2015:

Signature	Title

/s/ LINDA FAYNE LEVINSON	Independent Non-Executive Chair of the Board of Directors
Linda Fayne Levinson

/s/ JOHN P. TAGUE	Chief Executive Officer and Director
John P. Tague

/s/ THOMAS C. KENNEDY	Senior Executive Vice President and Chief Financial Officer
Thomas C. Kennedy

/s/ ROBIN C. KRAMER	Senior Vice President and Chief Accounting Officer
Robin C. Kramer

/s/ CARL T. BERQUIST	Director
Carl T. Berquist

/s/ MICHAEL J. DURHAM	Director
Michael J. Durham

/s/ CAROLYN N. EVERSON	Director
Carolyn N. Everson

s/ VINCENT J. INTRIERI	Director
Vincent J. Intrieri

/s/ DEBRA J. KELLY-ENNIS	Director
Debra J. Kelly-Ennis

/s/ MICHAEL F. KOEHLER	Director
Michael F. Koehler

/s/ SAMUEL MERKSAMER	Director
Samuel Merksamer

/s/ DANIEL A. NINIVAGGI	Director
Daniel A. Ninivaggi

SUPPLEMENTAL INFORMATION
The registrant is an indirect wholly-owned subsidiary of Hertz Global Holdings, Inc. No annual report to security holders covering the registrant's last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders.
EXHIBIT INDEX

Exhibit Number	Description
3.1.1
Restated Certificate of Incorporation, dated April 30, 1997, of The Hertz Corporation (Incorporated by reference to Exhibit 3(a) to the Current Report on Form 8-K of The Hertz Corporation (File No. 001-07541), as filed on May 1, 1997).

3.1.2
Certificate of Amendment, dated May 3, 2001, of Restated Certificate of Incorporation of The Hertz Corporation (Incorporated by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of The Hertz Corporation (File No. 001-07541), as filed on August 7, 2001).

3.1.3
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

Exhibit Number	Description
4.1.8
Seventh Supplemental Indenture, dated as of February 5, 2014, among Firefly Rent A Car LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.50% Senior Notes due 2018 (Incorporated by reference to Exhibit 4.1.8 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

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

4.2.8
Seventh Supplemental Indenture, dated as of February 5, 2014, among Firefly Rent A Car LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.2.8 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

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

Exhibit Number	Description
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

4.3.8
Sixth Supplemental Indenture, dated as of February 5, 2014, among Firefly Rent A Car LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes due 2019 (Incorporated by reference to Exhibit 4.3.8 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

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

4.4.7
Fifth Supplemental Indenture, dated as of March 28, 2013, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 4.250% Senior Notes due 2018 (Incorporated by reference to Exhibit 4.4.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 2, 2013).

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

4.4.9
Sixth Supplemental Indenture, dated as of February 5, 2014, among Firefly Rent A Car LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 5.875% Senior Notes due 2020, the 6.250% Senior Notes due 2022, and the 4.250% Senior Notes due 2018 (Incorporated by reference to Exhibit 4.4.9 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

4.5.1
Fourth Amended and Restated Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Rental Car Asset Backed Notes (Issuable in Series) (Incorporated by reference to Exhibit 4.5.81to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

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

4.5.4
Amendment No. 2 to the Third Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of November 25, 2013, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor (Incorporated by reference to Exhibit 4.5.4 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

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

4.5.7
Fourth Amended and Restated Collateral Agency Agreement, dated as of November 25, 2013, among Hertz Vehicle Financing LLC, as a Grantor, Hertz General Interest LLC, as a Grantor, DTG Operations, Inc., as a Grantor, The Hertz Corporation, as a Grantor and as Collateral Servicer, The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, and the various financing sources, beneficiaries and grantors party thereto from time to time (Incorporated by reference to Exhibit 4.5.7 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

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

4.5.9
Third Amended and Restated Master Exchange Agreement, dated as of November 25, 2013, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and DB Services Americas, Inc. (Incorporated by reference to Exhibit 4.5.9 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

4.5.10
Third Amended and Restated Escrow Agreement, dated as of November 25, 2013, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Exchange Inc., and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 4.5.10 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

4.5.11
Waiver Agreement, dated as of July 18, 2014, among Hertz Vehicle Financing LLC, The Hertz Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

4.5.12
Waiver Agreement, dated as of December 5, 2014, among Hertz Vehicle Financing LLC, The Hertz Corporation and the Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 5, 2014).

4.8.1
Series 2013-1 Supplement, dated as of January 23, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Fourth Amended and Restated Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing LLC., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.10 of the Registration Statement on Form S-4 of The Hertz Corporation (File No. 333-186328), as filed on January 31, 2013).

4.8.2
Amendment No. 1 to Series 2013-1 Supplement, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.10.2 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

4.9.1
Amended and Restated Base Indenture, dated as of February 14, 2007, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.163 to Dollar Thrifty Automotive Group, Inc.'s Form 10-Q for the quarterly period ended March 31, 2007, filed May 7, 2007 (File No. 001-13647)).

4.9.2
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

4.10.1
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

4.10.2
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

4.10.3
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

Exhibit Number	Description
4.10.4
Collateral Assignment of Exchange Agreement, dated as of October 28, 2010, among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, as master collateral agent (incorporated by reference to Exhibit 4.225 to Dollar Thrifty Automotive Group, Inc.'s Form 10-Q for the quarterly period ended September 30, 2010, filed November 2, 2010 (File No. 001-13647)).

4.10.5
Amendment No. 1 to Collateral Assignment of Exchange Agreement, dated as of November 25, 2013, among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, as master collateral agent (Incorporated by reference to Exhibit 4.11.7 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

4.10.6
Second Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group VII), dated as of November 25, 2013, among Rental Car Finance Corp., as lessor, DTG Operations, Inc., as lessee and servicer, The Hertz Corporation, as lessee and guarantor, and those permitted lessees from time to time becoming lessees and servicers thereunder, and Dollar Thrifty Automotive Group, Inc., as master servicer (Incorporated by reference to Exhibit 4.11.8 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

4.10.7
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

4.10.8
Amendment No. 3 to Master Exchange and Trust Agreement, dated as of December 3, 2013, among Rental Car Finance Corp., DTG Operations, Inc., Thrifty Rent-A-Car System, Inc., DB Like-Kind Exchange Services Corp., VEXCO, LLC and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 4.11.10 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

4.10.9
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

4.10.10
Third Amended and Restated Series 2010-3 Supplement, dated as of November 25, 2013, among Rental Car Finance Corp., as issuer, Deutsche Bank Trust Company Americas, as trustee, and Hertz Vehicle Financing II LP, as Series 2010-3 Noteholder (Incorporated by reference to Exhibit 4.12.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

4.11.1
Series 2010-3 Administration Agreement, dated as of November 25, 2013, among Rental Car Finance Corp., The Hertz Corporation, and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 4.12.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

4.12.1
Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement (Series 2013-G1), dated as of October 31, 2014, among The Hertz Corporation, as Lessee, Servicer, and Guarantor, DTG Operations, Inc., as a Lessee, Hertz Vehicle Financing LLC, as Lessor, and those permitted lessees from time to time becoming lessees thereunder (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

4.12.2
Amended and Restated Series 2013-G1 Supplement, dated as of October 31, 2014, among Hertz Vehicle Financing LLC, as Issuer, Hertz Vehicle Financing II LP, as Series 2013-G1 Noteholder, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Fourth Amended and Restated Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

4.12.3
Amended and Restated Series 2013-G1 Administration Agreement, dated as of October 31, 2014, among The Hertz Corporation, Hertz Vehicle Financing LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

Exhibit Number	Description
4.12.4
Amended and Restated Series 2014-A Supplement, dated as of October 31, 2014, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, Certain Committed Note Purchasers, Certain Conduit Investors, Certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group I Supplement, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

4.13
Master Purchase and Sale Agreement, dated as of November 25, 2013, among The Hertz Corporation, as Transferor, Hertz General Interest LLC, as Transferor, Hertz Vehicle Financing LLC, as Transferor, and the new transferors party thereto from time to time (Incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

4.14.1
Amended and Restated Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Rental Car Asset Backed Notes (Issuable in Series) (Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

4.14.2
Amended and Restated Group I Supplement, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

4.14.3
Amended and Restated Series 2013-A Supplement, dated as of October 31, 2014, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, Certain Committed Note Purchasers, Certain Conduit Investors, Certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group I Supplement, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

4.14.4
Group II Supplement, dated as of November 25, 2013, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.18.4 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

4.14.5
Series 2013-B Supplement, dated as of November 25, 2013, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, Certain Committed Note Purchasers, Certain Conduit Investors, Certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Group II Supplement, dated as of November 25, 2013, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.18.5 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

4.14.6
Amended and Restated Group I Administration Agreement, dated as of October 31, 2014, among The Hertz Corporation, Hertz Vehicle Financing II LP, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

Exhibit Number	Description
4.14.7
Group II Administration Agreement, dated as of November 25, 2013, among The Hertz Corporation, Hertz Vehicle Financing II LP, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.18.7 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

4.14.8
Waiver and Consent, dated as of May 16, 2014, among The Hertz Corporation, Hertz Vehicle Financing II LP, Hertz Vehicle Financing LLC, Rental Car Finance Corp., DTG Operations, Inc. and the Lenders party thereto (Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

4.17.10
Extension of Waiver and Consent, dated as of June 12, 2014, among The Hertz Corporation, Hertz Vehicle Financing II LP, Hertz Vehicle Financing LLC, Rental Car Finance Corp., DTG Operations, Inc. and the Lenders party thereto (Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

4.18
Waiver, Amendment and Consent, dated as of October 31, 2014, among The Hertz Corporation, Hertz Vehicle Financing II LP, Hertz Vehicle Financing LLC, Rental Car Finance Corp., DTG Operations, Inc., the Lenders party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

4.20.1
Rights Agreement, dated as of December 30, 2013, between Hertz Global Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 30, 2013).

4.20.2
Amendment No. 1 to Rights Agreement, dated as of September 15, 2014, between Hertz Global Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on September 16, 2014).

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

10.1.5
Amendment and Waiver, dated as of December 15, 2014, among The Hertz Corporation, the several banks and financial institutions party thereto as lenders and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 16, 2014).

Exhibit Number	Description
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

10.2.4
Second Amendment, dated as of October 31, 2014, to the Credit Agreement, dated as of March 11, 2011, among Hertz Equipment Rental Corporation, The Hertz Corporation, the Canadian Borrowers parties thereto, the several lenders from time to time parties thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, Deutsche Bank AG Canada Branch, as Canadian Agent and Canadian Collateral Agent, Wells Fargo Bank, National Association, as Co-Collateral Agent, Wells Fargo Capital Finance, LLC, as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Credit Agricole Corporate and Investment Bank and JPMorgan Chase Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

10.2.5
Increase Supplement, dated as of October 31, 2014, by and among The Hertz Corporation and the lender parties signatory thereto (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

10.2.6
Lender Joinder Agreement, dated as of October 31, 2014, by and among The Hertz Corporation, Deutsche Bank AG New York Branch, Bank of America N.A. and Wells Fargo Bank, National Association, each an issuing lender, Deutsche Bank AG New York Branch, as swing line lender, Deutsche Bank AG New York Branch, as Administrative Agent, and SunTrust Bank, Royal Bank of Canada, and ING Capital LLC, each an additional commitment lender (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

10.2.7
Waiver and Consent, dated as of May 16, 2014, among The Hertz Corporation, Hertz Equipment Rental Corporation, the Canadian Borrowers, the several banks and financial institutions parties thereto as Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

10.2.8
Extension of Waiver and Consent, dated as of June 12, 2014, among The Hertz Corporation, Hertz Equipment Rental Corporation, the Canadian Borrowers, the several banks and financial institutions parties thereto as Lenders, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank AG Canada Branch, as Canadian Agent (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

10.2.9
Designation Letter, dated as of November 3, 2014, among The Hertz Corporation, Mizuho Bank and Deutsche Bank AG New York Branch, as Administrative Agent (Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

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

10.6.2	Amendment No. 1 dated as of May 12, 2014 to the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (as amended and restated, effective as of March 4, 2010).†*
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

10.6.7
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

10.6.9
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

Exhibit Number	Description
10.6.13
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for EBITDA margin awards with 3-year vesting schedule) (Incorporated by reference to Exhibit 10.6.12 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 2, 2013).†

10.6.14
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for EBITDA awards in 2014) (Incorporated by reference to Exhibit 10.6.13 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).†

10.6.15
Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for EBITDA margin awards in 2014) (Incorporated by reference to Exhibit 10.6.14 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).†

10.6.16	Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for awards in 2015).†*
10.6.17	Form of Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for awards in 2015).†*
10.7	The Hertz Corporation Supplemental Retirement and Savings Plan (as amended and restated, effective December 19, 2014).†*
10.8
The Hertz Corporation Supplemental Executive Retirement Plan (as amended and restated, effective October 22, 2014) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on October 22, 2014).†

10.9
The Hertz Corporation Benefit Equalization Plan (as amended and restated, effective October 22, 2014) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on October 22, 2014).†

10.10
Hertz Global Holdings, Inc. Senior Executive Bonus Plan (Incorporated by reference to 10.6 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 1, 2010).†

10.11.1
Hertz Global Holdings, Inc. Severance Plan for Senior Executives (Incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on November 7, 2008).†

10.11.2
Amendment to the Hertz Global Holdings, Inc. Severance Plan for Senior Executives, effective as of November 14, 2012 (Incorporated by reference to Exhibit 10.11.2 of the Registration Statement on Form S-4 of The Hertz Corporation (File No. 333-186328), as filed on January 31, 2013).†

10.11.3
Amendment to the Hertz Global Holdings, Inc. Severance Plan for Senior Executives, effective as of February 11, 2013 (Incorporated by reference to Exhibit 10.11.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 2, 2013).†

10.12.1
Form of Change in Control Severance Agreement among Hertz Global Holdings, Inc. and executive officers (Incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on November 7, 2008).†

10.12.2
Form of Change in Control Severance Agreement among Hertz Global Holdings, Inc. and executive officers (form used for agreements entered into after March 3, 2010) (Incorporated by reference to 10.7 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on June 1, 2010).†

10.12.3
Letter Agreement regarding revised Change in Control Severance Agreement from the Hertz Corporation to Michel Taride dated as of February 1, 2008 (Incorporated by reference to Exhibit 10.13.3 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 27, 2012).†

10.12.4
Form of Amendment to Change in Control Severance Agreement for Executive Officers and Certain New Key Employees between Hertz Global Holdings, Inc. and executive officers (Incorporated by reference to Exhibit 10.12.4 of the Registration Statement on Form S-4 of The Hertz Corporation (File No. 333-186328), as filed on January 31, 2013).†

10.13
The Hertz Corporation Key Officer Postretirement Assigned Car Benefit Plan (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764), as filed on August 30, 2005).†

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

10.21
Second Amended and Restated Indemnification Agreement, dated as of September 18, 2009, among The Hertz Corporation, Hertz Vehicles LLC, Hertz Funding Corp., Hertz General Interest LLC, and Hertz Vehicle Financing LLC (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

10.22
Living accommodation and optional purchase agreement, dated as of July 7, 2011, between Michel Taride and Hertz Europe Ltd. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 8, 2011).

10.23
Separation Agreement and General Release, dated as of September 23, 2013, by and between Elyse Douglas, Hertz Global Holdings, Inc. and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on September 27, 2013).†

10.24
Offer Letter, signed on December 2, 2013, between Thomas C. Kennedy and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 2, 2013).†

10.25
Separation Agreement and General Release, dated as of August 18, 2014, by and between Scott P. Sider, Hertz Global Holdings, Inc. and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on August 19, 2014).†

10.26
Nomination and Standstill Agreement, dated September 15, 2014, by and among the persons and entities listed on Schedule A thereto and Hertz Global Holdings, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on September 16, 2014).

10.27
Confidentiality Agreement, dated September 15, 2014, by and among the persons and entities listed on Schedule A thereto and Hertz Global Holdings, Inc. (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on September 16, 2014).

Exhibit Number	Description
10.29
Separation Agreement and General Release, dated as of September 15, 2014, by and between Mark P. Frissora, Hertz Global Holdings, Inc. and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on September 19, 2014).†

10.30
Letter Agreement, dated as of November 10, 2014, between Hertz Global Holdings, Inc. and Brian MacDonald (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 14, 2014).†

10.31.1
Letter Agreement, dated as of December 20, 2013 between Chrysler Group LLC and The Hertz Corporation (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 14, 2014).‡

10.31.2
Amendment No. 1, dated as of April 21, 2014, to the Letter Agreement, dated as of December 20, 2013 between Chrysler Group LLC and The Hertz Corporation (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 14, 2014).‡

10.31.3
Amendment No. 2, dated as of August 8, 2014, to the Letter Agreement, dated as of December 20, 2013 between Chrysler Group LLC and The Hertz Corporation (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 14, 2014).‡

10.31.4	Amendment No. 3, dated December 12, 2014, to the Letter Agreement, dated as of December 12, 2013 between Chrysler Group LLC and The Hertz Corporation.‡*
10.32
Term Sheet for Employment Arrangements with Chief Executive Officer, dated as of November 20, 2014, between Hertz Global Holdings, Inc. and John P. Tague (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 25, 2014).†

10.33
Separation Agreement and General Release, dated as of December 1, 2014, by and between J. Jeffrey Zimmerman, Hertz Global Holdings, Inc. and The Hertz Corporation (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 5, 2014).†

10.34
Letter Agreement effective as of December 15, 2014 between The Hertz Corporation and General Motors LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 19, 2014).‡

10.35
Employment Agreement, dated as of November 21, 2014, between Hertz Global Holdings, Inc. and John P. Tague (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 22, 2014).†

10.36
Change in Control Severance Agreement, dated as of November 21, 2014, between Hertz Global Holdings, Inc. and John P. Tague (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 22, 2014).

10.37
Letter Agreement between Hertz Global Holdings, Inc. and John P. Tague, dated March 31, 2015 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on April 3, 2015).†

10.38	Separation Agreement, dated as of May 26, 2015, by and among Brian MacDonald, Hertz Global Holdings, Inc. and The Hertz Corporation.†*
10.39	Special Award Agreement, effective as of July 1, 2014, by and between Robert J. Stuart and The Hertz Corporation.†*
10.40	Separation Agreement, dated as of July 1, 2015, by and among Richard Broome, Hertz Global Holdings, Inc. and The Hertz Corporation.†*
10.41	Letter Agreement dated June 30, 2015, by and between John P. Tague and Hertz Global Holdings, Inc. †*
10.42	Compensation Letter, dated as of January 20, 2015, from The Hertz Corporation to Thomas C. Kennedy.†*

Exhibit Number	Description
12.1	Computation of Consolidated Ratio of Earnings to Fixed Charges (Unaudited) for the years ended December 31, 2014, 2013, 2012 and 2011.#
18.1	Preferability Letter of Independent Registered Certified Public Accounting Firm dated July 16, 2015*
21.1	Subsidiaries of The Hertz Corporation#
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)#
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)#
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350#
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350#
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
_______________________________________________________________________________

†	Indicates management contract or compensatory plan or arrangement.
‡ Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act.

*	Incorporated by reference to the exhibit of the same number to the Annual Report on Form 10-K of Hertz Global Holdings, Inc., as filed on July 16, 2015.

#	Furnished herewith.

As of December 31, 2014, we had various additional obligations which could be considered long-term debt, none of which exceeded 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.