Form 10-Q
period 2015-03-31
HERTZ CORP
filed 2015-07-16
CIK 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-07541
THE HERTZ CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1938568 (I.R.S. Employer Identification Number)

999 Vanderbilt Beach Road, 3rd Floor
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2015, all of the common stock of the registrant was owned by its affiliate, Hertz Investors, Inc. As of June 30, 2015, 100 shares of the registrant's common stock (par value $0.01) were outstanding.

THE HERTZ CORPORATION AND SUBSIDIARIES

THE HERTZ CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

As described in additional detail in the Explanatory Note to our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K"), during the preparation of our Form 10-Q for the first quarter of 2014, misstatements were identified in our previous financial statements relating to the capitalization and timing of depreciation for certain non-fleet assets, allowances for doubtful accounts in Brazil, as well as other items. These misstatements, in combination with misstatements previously identified in the revision included in our 2013 10-K related to vehicle vendor allowances for marketing and misstatements related to the Brazil operations, resulted in the Audit Committee of our Board of Directors (the “Audit Committee” and the “Board”), in consultation with our management, concluding on June 3, 2014 that our financial statements for 2011 should no longer be relied upon, and would require restatement.

On November 10, 2014, the Audit Committee, in consultation with our management, concluded that additional proposed adjustments arising out of the review were material to our 2012 and 2013 financial statements and that, as a result, our 2012 and 2013 financial statements also would require restatement. Those restated financial statements are included in Item 8 of the 2014 Form 10-K.

Due to the length of the review of our historical financial statements, we were unable to file the 2014 Form 10-K until July 16, 2015. We were unable to file this Report on Form 10-Q until the 2014 Form 10-K was filed, which was after the prescribed May 15, 2015 due date and the five day extension provided by Rule 12b-25(b). In the 2014 Form 10-K we restated our financial statements for the years ended December 31, 2012 and 2013, including the 2013 interim periods. In addition, we also included restated unaudited selected financial data for the year ended December 31, 2011. We also included in the 2014 Form 10-K the financial data and management's discussion and analysis for the three months ended March 31, 2014 that would typically be disclosed in a Form 10-Q. We have not, and do not intend to file our Quarterly Report on Form 10-Q for the three months ended March 31, 2014.

i

THE HERTZ CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
ITEM l.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$585	$490
Restricted cash and cash equivalents	411	571
Receivables, net of allowance of $65 and $67, respectively	1,304	1,597
Due from Hertz Global Holdings, Inc.	101	95
Inventories, net	71	67
Prepaid expenses and other assets	989	917
Revenue earning equipment:
Cars	15,412	14,622
Less accumulated depreciation - cars	(3,292)	(3,411)
Other equipment	3,626	3,613
Less accumulated depreciation - other equipment	(1,153)	(1,171)
Revenue earning equipment, net	14,593	13,653
Property and equipment:
Land, buildings and leasehold improvements	1,251	1,268
Service equipment and other	1,048	1,148
Less accumulated depreciation	(985)	(1,094)
Property and equipment, net	1,314	1,322
Other intangible assets, net	3,978	4,009
Goodwill	1,356	1,359
Total assets	$24,702	$24,080
LIABILITIES AND EQUITY
Accounts payable	$1,401	$1,008
Accrued liabilities	1,161	1,148
Accrued taxes, net	136	134
Debt	16,351	15,993
Public liability and property damage	369	385
Deferred taxes on income, net	2,901	2,917
Total liabilities	22,319	21,585
Commitments and contingencies
Equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	3,570	3,566
Accumulated deficit	(1,026)	(956)
Accumulated other comprehensive income (loss)	(161)	(115)
Total equity	2,383	2,495
Total liabilities and equity	$24,702	$24,080
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended March 31,
	2015	2014
Revenues:
Worldwide car rental	$1,956	$2,039
Worldwide equipment rental	355	358
All other operations	143	139
Total revenues	2,454	2,536
Expenses:
Direct operating	1,408	1,443
Depreciation of revenue earning equipment and lease charges, net	707	726
Selling, general and administrative	266	276
Interest expense, net	154	153
Other (income) expense, net	5	(3)
Total expenses	2,540	2,595
Income (loss) before income taxes	(86)	(59)
(Provision) benefit for taxes on income (loss)	16	(8)
Net income (loss)	$(70)	$(67)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(70)	$(67)
Other comprehensive income (loss):
Foreign currency translation adjustments	(48)	(3)
Unrealized holding losses on securities	—	(14)
Reclassification from other comprehensive loss to selling, general and administrative expense for amortization of actuarial losses on defined benefit pension plans	2	(1)
Total other comprehensive income (loss) before income taxes	(46)	(18)
Income tax (provision) benefit related to items of other comprehensive income (loss)	—	(1)
Total other comprehensive income (loss)	(46)	(19)
Total comprehensive income (loss)	$(116)	$(86)

 The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(70)	$(67)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning equipment, net	689	707
Depreciation and amortization, non-fleet	86	90
Amortization and write-off of deferred financing costs	15	12
Amortization and write-off of debt discount	1	(2)
Stock-based compensation charges	4	8
Provision for losses on doubtful accounts	6	16
Deferred taxes on income	(16)	(5)
Impairment charges and write-downs	20	—
Other	(5)	2
Changes in assets and liabilities
Receivables	(13)	(85)
Inventories, prepaid expenses and other assets	(65)	(25)
Accounts payable	18	2
Accrued liabilities	92	75
Accrued taxes	21	16
Public liability and property damage	—	16
Net cash provided by (used in) operating activities	783	760
Cash flows from investing activities
Net change in restricted cash and cash equivalents	154	407
Revenue earning equipment expenditures	(3,438)	(2,582)
Proceeds from disposal of revenue earning equipment	2,289	1,859
Capital asset expenditures, non-fleet	(97)	(75)
Proceeds from disposal of property and equipment	22	25
Acquisitions, net of cash acquired	(96)	(6)
Repayments of loans with Hertz Global Holdings, Inc.	(5)	(14)
Net cash provided by (used in) investing activities	(1,171)	(386)

  The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Three Months Ended March 31,
	2015	2014
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	400
Repayments of long-term debt	(1,027)	(92)
Short-term borrowings:
Proceeds	175	169
Payments	(142)	(259)
Proceeds under the revolving lines of credit	3,326	1,081
Payments under the revolving lines of credit	(1,828)	(1,582)
Payment of financing costs	(1)	(7)
Other	—	3
Net cash provided by (used in) financing activities	503	(287)
Effect of foreign exchange rate changes on cash and cash equivalents	(20)	—
Net increase (decrease) in cash and cash equivalents during the period	95	87
Cash and cash equivalents at beginning of period	490	411
Cash and cash equivalents at end of period	$585	$498

Supplemental disclosures of cash information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$97	$89
Income taxes, net of refunds	3	14
Supplemental disclosures of non-cash information:
Purchases of revenue earning equipment included in accounts payable and accrued liabilities	$633	$555
Sales of revenue earning equipment included in receivables	293	223
Purchases of property and equipment included in accounts payable	71	59
Sales of property and equipment included in receivables	24	25

  The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background
The Hertz Corporation together with its subsidiaries (the "Company" or "Hertz"). All of the Company's outstanding common stock is owned by Hertz Investors, Inc. which is wholly owned by Hertz Global Holdings, Inc. ("Hertz Holdings").

In March 2014, the Company announced that its Board of Directors approved plans to separate Hertz Holdings into two independent, publicly traded companies. One of the companies will continue to operate the Hertz, Dollar, Thrifty and Firefly rental car businesses as well as Donlen; and the other will operate the Hertz Equipment Rental Corporation ("HERC"). The separation is planned to be in the form of a tax-free spin-off to Hertz Holdings' shareholders (the "HERC spin-off") and the Company expects to separate the businesses in a tax-efficient manner.

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation
The Company prepares its unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission on July 16, 2015 (the "2014 Form 10-K").

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.

In the 2014 Form 10-K, the Company filed its 2014 annual financial statements along with its restated annual financial statements for 2013 and 2012, as well as unaudited restated selected financial data for 2011. In lieu of filing quarterly reports on Form 10-Q for 2014, quarterly financial information and management's discussion and analysis for 2014 was included in the 2014 Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Hertz Corporation and its wholly and majority owned domestic and international subsidiaries. In the event that the Company is a primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity are included in the Company's consolidated financial statements. The Company accounts for its investment in CAR, Inc. and other immaterial investments in joint ventures using the equity method when it has significant influence but not control and is not the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

Adopted

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the Financial Accounting Standards Board ("FASB") issued guidance that changes the criteria for reporting discontinued operations. As a result of this guidance, only disposals of a component that represent a strategic shift that have, or will have, a major effect on the Company’s operations and financial results will be reported as a discontinued

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

operation. Expanded disclosures are required for discontinued operations and for individually significant components that do not qualify for discontinued operations reporting. The Company adopted this guidance on January 1, 2015 in accordance with the effective date. Adoption of this new guidance did not impact the Company's financial position, results of operations or cash flows.
Not yet adopted

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
Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items

In January 2015, the FASB issued guidance that eliminates the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The Company has assessed the potential impacts from future adoption of this guidance and has determined that there will be no impact on its financial position, results of operations and cash flows.

Amendments to the Consolidation Analysis
In February 2015, the FASB issued guidance that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new guidance may be applied using a full or modified retrospective approach. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The Company is in the process of determining the method of adoption and assessing the potential impacts of adopting this guidance on its financial position, results of operations and cash flows.
Note 3—Acquisitions

In February 2015, the Company acquired substantially all of the assets of certain Hertz-branded franchises, including existing fleets and contract and concession rights, for $87 million. The franchises acquired include on airport locations in Indianapolis, South Bend and Ft. Wayne, Indiana and in Memphis, Tennessee, as well as several smaller off airport locations. The acquisition was part of a strategic decision to increase the number of Hertz-owned locations and capitalize on certain benefits of ownership not available under a franchise agreement.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The acquisition was accounted for utilizing the acquisition method of accounting where the purchase price of the reacquired franchises was allocated based on estimated fair values of the assets acquired and liabilities assumed. The excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired was recorded as goodwill. The purchase price was allocated as follows:

(In millions)	U.S. Car Rental
Revenue earning equipment	$71
Property and equipment	6
Other intangible assets	9
Goodwill	1
Total	$87

Note 4—Revenue Earning Equipment

The components of revenue earning equipment, net are as follows:

(In millions)	March 31, 2015	December 31, 2014
Revenue earning equipment	$18,634	$17,837
Less: Accumulated depreciation	(4,345)	(4,427)
	14,289	13,410
Revenue earning equipment held for sale, net	304	243
Revenue earning equipment, net	$14,593	$13,653

Depreciation of revenue earning equipment and lease charges, net includes the following:

	Three Months Ended March 31,
(In millions)	2015	2014
Depreciation of revenue earning equipment	$703	$706
(Gain) loss on disposal of revenue earning equipment(a)	(14)	1
Rents paid for vehicles leased	18	19
Depreciation of revenue earning equipment and lease charges, net	$707	$726

(a)     (Gain) loss on disposal of revenue earning equipment by segment is as follows:

	Three Months Ended March 31,
(In millions)	2015	2014
U.S. Car Rental	$(20)	$3
International Car Rental	—	(6)
Worldwide Equipment Rental	6	4
Total	$(14)	$1

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods for the fleet and equipment. Depreciation rate changes impacted the following segments:

Increase (decrease)	Three Months Ended March 31,
(In millions)	2015	2014
U.S. Car Rental	$30	$37
International Car Rental	—	1
Total	$30	$38

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 5—Debt

The Company's debt consists of the following (in millions):

Facility	Average Interest Rate at March 31, 2015	Fixed or Floating Interest Rate	Maturity	March 31, 2015	December 31, 2014
Corporate Debt
Senior Term Facility	3.68%	Floating	3/2018	$2,078	$2,083
Senior ABL Facility	2.70%	Floating	3/2016 - 3/2017	355	344
Senior Notes(1)	6.58%	Fixed	4/2018–10/2022	3,900	3,900
Promissory Notes	7.00%	Fixed	1/2028	27	27
Other Corporate Debt	3.86%	Floating	Various	71	74
Unamortized Net Premium (Corporate)				3	3
Total Corporate Debt				6,434	6,431
Fleet Debt
HVF U.S. Fleet Medium Term Notes
HVF Series 2009-2(2)	N/A	N/A	N/A	—	404
HVF Series 2010-1(2)	4.23%	Fixed	2/2014–2/2018	490	490
HVF Series 2011-1(2)	3.51%	Fixed	3/2015–3/2017	230	414
HVF Series 2013-1(2)	1.68%	Fixed	8/2016–8/2018	950	950
				1,670	2,258
RCFC U.S. ABS Program
RCFC U.S. Fleet Medium Term Notes
RCFC Series 2011-1 Notes(2)	N/A	N/A	N/A	—	167
RCFC Series 2011-2 Notes(2)	N/A	N/A	N/A	—	266
				—	433
HVF II U.S. ABS Program
HVF II U.S. Fleet Variable Funding Notes:
HVF II Series 2013-A(2)	1.11%	Floating	10/2016	1,384	1,999
HVF II Series 2013-B(2)	1.11%	Floating	10/2016	1,500	976
HVF II Series 2014-A(2)	1.41%	Floating	10/2016	2,465	869
				5,349	3,844
Donlen ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2 Notes(2)	1.02%	Floating	9/2016	330	247
				330	247
HFLF Medium Term Notes
HFLF Series 2013-3 Notes(2)	0.81%	Floating	9/2016–11/2016	433	500
HFLF Series 2014-1 Notes(2)	0.68%	Floating	12/2016–3/2017	400	400
				833	900

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Facility	Average Interest Rate at March 31, 2015	Fixed or Floating Interest Rate	Maturity	March 31, 2015	December 31, 2014
Other Fleet Debt
U.S. Fleet Financing Facility	2.93%	Floating	3/2017	190	164
European Revolving Credit Facility	2.74%	Floating	10/2017	234	304
European Fleet Notes	4.375%	Fixed	1/2019	463	517
European Securitization(2)	1.95%	Floating	10/2016	228	270
Hertz-Sponsored Canadian Securitization(2)	2.08%	Floating	10/2016	97	105
Dollar Thrifty-Sponsored Canadian Securitization(2)	2.11%	Floating	10/2016	37	40
Australian Securitization(2)	3.81%	Floating	12/2016	100	112
Brazilian Fleet Financing Facility	16.00%	Floating	10/2015	9	11
Capitalized Leases	3.01%	Floating	2/2015 - 10/2017	383	364
Unamortized (Discount) Premium (Fleet)				(6)	(7)
				1,735	1,880
Total Fleet Debt				9,917	9,562
Total Debt				$16,351	$15,993
N/A - Not Applicable

(1)	References to the "Senior Notes" include the series of Hertz's unsecured senior notes. Outstanding principal amounts for each such series of the Senior Notes is specified below:

(In millions)	Outstanding Principal
Senior Notes	March 31, 2015	December 31, 2014
4.25% Senior Notes due April 2018	$250	$250
7.50% Senior Notes due October 2018	700	700
6.75% Senior Notes due April 2019	1,250	1,250
5.875% Senior Notes due October 2020	700	700
7.375% Senior Notes due January 2021	500	500
6.25% Senior Notes due October 2022	500	500
	$3,900	$3,900

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

Fleet Debt

Rental Car Finance Corp. ("RCFC"), a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz is the issuer under the RCFC U.S. ABS Program. In 2011, RCFC issued Series 2011-1 Rental Car Asset-Backed Notes in an aggregate original principal amount of $500 million and issued Series 2011-2 Rental Car Asset-Backed Notes in an aggregate original principal amount of $400 million (collectively, the "RCFC U.S. Fleet Medium Term Notes"). In February 2015, the RCFC U.S. Fleet Medium Term Notes were paid in full as scheduled in accordance with their terms.

See Note 16, "Subsequent Events," regarding transactions occurring subsequent to the March 31, 2015 balance sheet date.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Borrowing Capacity and Availability

The following facilities were available to the Company as of March 31, 2015:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,127	$933
Total Corporate Debt	1,127	933
Fleet Debt
HVF II U.S. Fleet Variable Funding Notes	1,226	9
HFLF Variable Funding Notes	70	—
European Revolving Credit Facility	38	—
European Securitization	207	—
Dollar Thrifty-Sponsored Canadian Securitization	82	—
Australian Securitization	94	—
Total Fleet Debt	1,717	9
Total	$2,844	$942

As of March 31, 2015, the Senior ABL Facility had $1,026 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Letters of Credit

As of March 31, 2015, there were outstanding standby letters of credit totaling $632 million. Of this amount, $618 million was issued under the Senior Term Facility and the Senior ABL Facility (together, the “Senior Credit Facilities”). As of March 31, 2015, none of these letters of credit have been drawn upon.

Cash Restrictions

Certain amounts of cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under the Fleet Debt facilities and the Like-Kind Exchange Program ("LKE Program"). As of March 31, 2015 and December 31, 2014, the portion of total restricted cash and cash equivalents that was associated with the Fleet Debt facilities was $369 million and $515 million, respectively. Restricted cash balances fluctuate based on the timing of purchases and sales of revenue earning vehicles and could also be impacted by the occurrence of an amortization event.

Special Purpose Entities

Substantially all of the revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of the lenders under the various credit facilities, other secured financings and asset-backed securities programs. None of such assets (including the assets owned by Hertz Vehicle Financing II LP, Hertz Vehicle Financing LLC, Rental Car Finance Corp., DNRS II LLC, HFLF, Donlen Trust and various international subsidiaries that facilitate the Company's international securitizations) are available to satisfy the claims of general creditors.

Some of these special purpose entities are consolidated variable interest entities, of which the Company is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of March 31, 2015 and December 31, 2014, the Company's International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets of $352 million and $427 million, respectively, primarily comprised of loans receivable and revenue earning equipment, and total liabilities of $352 million and $426 million, respectively, primarily comprised of debt.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Financial Covenant Compliance

Under the terms of the Senior Term Facility and Senior ABL Facility, the Company is not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Company to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended.

As of March 31, 2015, the Company was not subject to the fixed charge coverage ratio test.

Waivers

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

In connection with certain refinancings consummated in October and November 2014, the Company and/or certain of its subsidiaries obtained waivers, or extensions of waivers, under certain facilities and the Australian Securitization and various counterparties in respect of derivative transactions, in each case, through June 30, 2015.

In December 2014, Hertz entered into an Amendment and Waiver (the “Amendment and Waiver”) relating to the Senior Term Facility. The waiver set forth in the Amendment and Waiver defers Hertz’s requirement to furnish certain financial statements within certain time periods set forth in the documentation of the Senior Term Facility, as well as waives defaults arising directly or indirectly from (1) the delay in providing such financial statements and (2) the restatement of Hertz’s 2012 and 2013 financial statements. The waiver is effective with respect to the non-delivery of the subject financial statements through December 31, 2015, provided that after June 30, 2015 such waiver will terminate if Hertz’s failure to furnish such financial statements results in Hertz being prohibited from drawing funds under the Senior ABL Facility, after giving effect to all amendments and waivers with respect to the Senior ABL Facility in effect as of such date.

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

The Company and certain of its subsidiaries obtained additional waivers subsequent to the March 31, 2015 balance sheet date - see Note 16, "Subsequent Events," for additional information regarding such waivers.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 6—Employee Retirement Benefits

Effective December 31, 2014, the Company amended the Hertz Retirement Plan to permanently discontinue future benefit accruals and participation under the plan for non-union employees. The Company increased employer contributions under the Company’s qualified 401(k) savings plan (the “401(k) Plan”). Effective January 1, 2015, eligible participants under the 401(k) Plan receive a matching employer contribution to their 401(k) Plan account equal to (i) 100% of the first 3% of employee contributions made by such participant and (ii) 50% of the next 2% of employee contributions, with the total amount of such matching employer contribution to be completely vested, subject to applicable limits under the United States Internal Revenue Code. Certain eligible participants under the 401(k) Plan also receive additional employer contribution amounts to their 401(k) Plan account depending on their years of service and age.

The following table sets forth the net periodic pension expense:

	Pension Benefits
	U.S.		Non-U.S.
	Three Months Ended March 31,
In millions	2015	2014	2015	2014
Components of Net Periodic Benefit Cost:
Service cost	$1	$8	$1	$1
Interest cost	7	8	2	2
Expected return on plan assets	(10)	(10)	(4)	(4)
Net amortizations	1	1	—	—
Settlement loss	1	—	—	—
Net periodic pension expense (benefit)	$—	$7	$(1)	$(1)
The Company's policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time, the Company makes contributions beyond those legally required. For the three-month period ended March 31, 2015, the Company contributed $3 million to the worldwide pension plans, all of which was a discretionary contribution to the United Kingdom defined benefit pension plan (the "U.K. Plan"). For the three-month period ended March 31, 2014, the Company contributed $10 million to worldwide pension plans, of which $3 million was a discretionary contribution to the U.K. Plan. The Company does not anticipate contributing to the worldwide pension plans during the remainder of 2015.

Note 7—Stock-Based Compensation

The non-cash stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Holdings and recorded on the books at the Hertz level.

During the three months ended March 31, 2015, Hertz Holdings granted 2,369,857 non-qualified stock options to certain executives and employees at a weighted average grant date fair value of $7.51, under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan with vesting terms of three to five years. The stock options are subject to time-based vesting based on the participant’s continued employment.

A summary of the total compensation expense and associated income tax benefits recognized under all plans, including the cost of stock options, restricted stock units ("RSUs") and performance stock units ("PSUs"), is as follows:

	Three Months Ended March 31,
(In millions)	2015	2014
Compensation expense	$4	$8
Income tax benefit	(1)	(3)
Total	$3	$5

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

As of March 31, 2015, there was $40 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Holdings under all plans, of which $19 million represents the value of the PSUs. The total unrecognized compensation cost is expected to be recognized over the remaining 2.2 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Note 8—Restructuring

As part of its ongoing effort to implement a strategy of reducing operating costs, as well as the integration of Dollar Thrifty, the Company has evaluated its workforce and operations and made adjustments, including headcount reductions and business process re-engineering.

Restructuring charges in the condensed consolidated statements of operations are as follows:

	Three Months Ended March 31,
(In millions)	2015	2014
By Type:
Termination benefits	$6	$9
Asset write-downs	1	—
Facility closure and lease obligation costs	1	6
Other non-cash charges	(1)	—
Total	$7	$15

	Three Months Ended March 31,
(In millions)	2015	2014
By Caption:
Direct operating	$2	$6
Selling, general and administrative	5	9
Total	$7	$15

	Three Months Ended March 31,
(In millions)	2015	2014
By Segment:
U.S. Car Rental	$2	$5
International Car Rental	2	4
Worldwide Equipment Rental	1	3
Corporate	2	3
Total	$7	$15

The following table sets forth the activity affecting the restructuring accrual during the three-month period ended March 31, 2015. The remainder of the restructuring accrual relates to future lease obligations which will be paid over the remaining term of the applicable leases.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

(In millions)	Termination Benefits	Other	Total
Balance as of January 1, 2015	$21	$22	$43
Charges incurred	6	1	7
Cash payments	(6)	(4)	(10)
Other non-cash changes	(1)	(1)	(2)
Balance as of March 31, 2015	$20	$18	$38

Note 9—Tangible Asset Impairments

In the first quarter 2015, the Company recorded a $3 million impairment charge to reduce the carrying value of a held for sale corporate asset to its fair market value, which is included in other (income) expense in the Company's statement of operations. The asset was sold in April 2015.

In the first quarter 2015, the Company performed an impairment assessment of the Dollar Thrifty headquarters campus in Tulsa, Oklahoma, which the Company is currently marketing for sale, using market and income approaches to value the long-lived assets, including inputs such as expected cash flows and recent comparable transactions. Based on the impairment assessment, the Company recorded a charge of $6 million which is included in selling, general and administrative expense in the Company's statement of operations.

In the first quarter 2015, the Company recorded $11 million in charges associated with U.S. Car Rental service equipment and assets deemed to have no future use, of which $4 million is included in direct operating and $7 million is included in other (income) expense in the Company's statement of operations.

Note 10—Taxes on Income (Loss)

The effective tax rate for the three months ended March 31, 2015 and 2014 was 19% and 14%, respectively. The effective tax rate for the full fiscal year 2015 is expected to be approximately 37%.

The Company recorded a tax benefit of $16 million for the three months ended March 31, 2015 compared with a provision for taxes of $8 million for the three months ended March 31, 2014. The change was the result of lower losses in certain non-U.S. jurisdictions for which tax benefits are not realized in the first quarter 2015 and a comparatively larger effect of the suspension of the favorable Subpart F provision of the U.S. Federal Tax Law in the first quarter 2014.

Note 11 —Financial Instruments

The Company has the following risk exposures that it has historically used financial instruments to manage. None of the instruments have been designated in a hedging relationship as of March 31, 2015.

Interest Rate Risk

The Company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, the Company uses interest rate caps and other instruments to manage the mix of floating and fixed-rate debt.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives(1)		Liability Derivatives(1)
(In millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Interest rate caps	$11	$25	$11	$25
Foreign currency forward contracts	4	6	2	2
Total	$15	$31	$13	$27

(1)	All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Accrued liabilities" in the condensed consolidated balance sheets.

While foreign currency forward contracts and certain interest rate caps are subject to enforceable master netting agreements with their counterparties, the offsetting amounts are not significant and the Company does not offset the derivative assets and liabilities in its condensed consolidated balance sheets.

The following table summarizes the gains or (losses) on derivative instruments for the period indicated.

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized on Derivatives
		Three Months Ended March 31,
(In millions)		2015	2014
Foreign currency forward contracts	Selling, general and administrative	$(1)	$(5)

Note 12—Fair Value Measurements

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

The following table summarizes the ending balances of the Company's cash equivalents and investments.

	March 31, 2015				December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$214	$—	$—	$214	$146	$—	$—	$146
Equity and other securities	—	146	—	146	—	96	—	96
Total	$214	$146	$—	$360	$146	$96	$—	$242

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CAR, Inc.

As of March 31, 2015, the Company held a 16.2% equity investment in CAR, Inc., a publicly held company trading on the Hong Kong Stock Exchange, which is accounted for under the equity method. The Company's net investment balance was approximately $267 million and $264 million as of March 31, 2015 and December 31, 2014, respectively, and is included in "Prepaid expenses and other assets" in the accompanying condensed consolidated balance sheets. The fair value of the investment using quoted market prices (Level 1) was approximately $725 million and $514 million as of March 31, 2015 and December 31, 2014, respectively. For subsequent fair value information see Note 16, "Subsequent Events."

As of March 31, 2014 the Company held convertible debt securities of CAR, Inc. which were classified as available-for-sale and which were carried at fair value within "Prepaid expenses and other assets." Unrealized gains and losses, net of related income taxes, associated with its investment were included in "Accumulated other comprehensive income." As of March 31, 2014, the fair value of debt securities was $137 million. In April 2014, the Company converted all of its debt securities into additional equity of CAR, Inc.

The following table summarizes the changes in fair value of CAR, Inc. convertible debt securities prior to conversion in April 2014, using Level 3 inputs (binomial valuation model) for the three months ended March 31, 2014 (in millions):

Three Months Ended March 31, 2014
Balance at the beginning of period	$151
Unrealized gains (losses) related to investments	(14)
Balance at the end of period	$137

Financial Instruments

The fair value of the Company's financial instruments as of March 31, 2015 and December 31, 2014 are shown in Note 11, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs).

	As of March 31, 2015		As of December 31, 2014
(in millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Corporate Debt	$6,431	$6,548	$6,428	$6,468
Fleet Debt	9,923	9,950	9,569	9,595
Total	$16,354	$16,498	$15,997	$16,063

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities measured at fair value during the three months ended March 31, 2015 are as follows:

(In millions)	Balance	Level 1	Level 2	Level 3	Total Loss Adjustments
Long-lived assets held for sale	$34	$—	$—	$34	$9

Refer to the impairment disclosures in Note 9, "Tangible Asset Impairments" for further information regarding the assets measured at fair value included in the table above.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 13—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Public Liability and Property Damage

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from the Company. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on the Company's balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At March 31, 2015 and December 31, 2014 the liability recorded for public liability and property damage matters was $369 million and $385 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions, and that the Company may prudently rely on this information to determine the estimated liability. The Company notes that the liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Other Matters

From time to time the Company is a party to various legal proceedings. The Company has summarized below the most significant legal proceedings to which the Company was and/or is a party to during the three months ended March 31, 2015 or the period after March 31, 2015 but before the filing of this Report on Form 10-Q.

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

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleges that Hertz Holdings made material misrepresentations and/or omissions of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiffs seek an unspecified amount of monetary damages on behalf

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings responded to the amended complaint by filing a motion to dismiss. In August 2014, the plaintiffs filed their opposition to Hertz Holdings' motion to dismiss and also filed a motion to strike certain exhibits which were included in Hertz Holdings' motion to dismiss. After a hearing in October 2014, the court granted Hertz Holdings' motion to dismiss the complaint. The dismissal was without prejudice and plaintiff was granted leave to file a second amended complaint within 30 days of the order. The motion to strike was dismissed as moot. In November 2014, plaintiffs filed a Second Amended Complaint which shortened the putative class period such that it is not alleged to have commenced until May 18, 2013 and makes allegations that are not substantively very different than the allegations in the prior complaint. In early 2015 this case was assigned to a new federal judge in the District of New Jersey. Plaintiffs filed their opposition to Hertz Holdings' motion to dismiss in January 2015. In February 2015, Hertz Holdings filed its reply to Plaintiffs’ opposition. Hertz Holdings believes that it has valid and meritorious defenses and it intends to vigorously defend against these allegations, but litigation is subject to many uncertainties and the outcome of this matter is not predictable with assurance. It is possible that this matter could be decided unfavorably to Hertz Holdings, however, Hertz Holdings is currently unable to estimate the range of these possible losses, but they could be material.

The Company intends to assert that it has meritorious defenses in the foregoing matters and the Company intends to defend itself vigorously.

Governmental Investigations - In June 2014 the Company was advised by the staff of the New York Regional Office of the Securities and Exchange Commission (the “SEC”) that it is investigating the events disclosed in certain of the Company’s filings with the SEC. In addition, in December 2014 a state securities regulator requested information regarding the same events. The investigations generally involve the restatements included in the Company's 2014 Form 10-K and related accounting for prior periods. The Company has and intends to continue to cooperate with both the SEC and state requests. Due to the stage at which the proceedings are, Hertz is currently unable to predict the likely outcome of the proceedings or estimate the range of reasonably possible losses, which may be material.

French Antitrust - In February 2015, the French Competition Authority issued a Statement of Objections claiming that several car rental companies, including Hertz and certain of its subsidiaries, violated French competition law by receiving historic market information from twelve French airports relating to the car rental companies operating at those airports and by engaging in a concerted practice relating to train station surcharges. Hertz believes that it has valid defenses and intends to vigorously defend against the allegations, but, due to the early stage at which the proceedings are, Hertz is currently unable to predict the likely outcome of the proceedings or range of reasonably possible losses, which may be material.

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

Indemnification Obligations

There have been no significant changes to the Company's indemnification obligations as compared to those disclosed in Note 14, "Contingencies and Off-Balance Sheet Commitments " of the Notes to consolidated financial statements included in the 2014 Form 10-K under the caption Item 8, "Financial Statements and Supplementary Data."

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 14—Segment Information

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

•	Worldwide Equipment Rental - rental of industrial, construction, material handling and other equipment and consists of the Company's worldwide equipment rental operating segment; and

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

Adjusted pre-tax income (loss) is calculated as income before income taxes plus non-cash purchase accounting charges, debt-related charges relating to the amortization and write-off of debt financing costs and debt discounts and certain one-time charges and non-operational items. Adjusted pre-tax income (loss) is important because it allows management to assess operational performance of its business, exclusive of the items mentioned above. It also allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess the Company's operational performance on the same basis that management uses internally.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The contribution of our reportable segments, and Corporate where applicable, to revenues and adjusted pre-tax income (loss) and the reconciliation to consolidated amounts are summarized below.

	Three Months Ended March 31,
	Revenues		Adjusted Pre-Tax Income (Loss)
(In millions)	2015	2014	2015	2014
U.S. Car Rental	$1,520	$1,557	$71	$119
International Car Rental	436	482	8	(39)
Worldwide Equipment Rental	355	358	33	52
All Other Operations	143	139	16	16
Total reportable segments	$2,454	$2,536	128	148
Corporate (1)			(125)	(122)
Consolidated adjusted pre-tax income (loss)			3	26
Adjustments:
Acquisition accounting (2)			(31)	(33)
Debt-related charges (3)			(16)	(11)
Restructuring charges (4)			(7)	(15)
Restructuring related charges (5)			(13)	(24)
Acquisition related costs and charges (6)			—	(7)
Equipment rental spin-off costs (7)			(9)	—
Impairment charges and asset write-downs(8)			(9)	—
Other (9)			(4)	5
Income (loss) before income taxes			$(86)	$(59)

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

(2)	Represents the increase in amortization of other intangible assets, depreciation of property and equipment and accretion of revalued liabilities relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred debt financing costs and debt discounts.

(4)	Represents expenses incurred under restructuring actions as defined in U.S. GAAP- for further information on restructuring costs, see Note 8, "Restructuring."

(5)
Represents incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Amount in 2015 also includes consulting costs and legal fees related to the accounting review and investigation and costs associated with the separation of certain executives during the quarter.

(6)	Represents costs related to acquisitions and strategic initiatives.

(7)	Represents expenses associated with the anticipated HERC spin-off transaction announced in March 2014.

(8)
Represents the impairment of the former Dollar Thrifty headquarters and the impairment of a corporate asset in the first quarter 2015. There were no impairments or asset write-downs in the first quarter 2014.

(9)	Includes integration charges and relocation expenses associated with the Company's relocation of its headquarters to Estero, Florida, as well as other miscellaneous non-recurring or non-cash items.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Total assets

(In millions)	March 31, 2015	December 31, 2014
U.S. Car Rental	$14,471	$13,712
International Car Rental	3,355	3,358
Worldwide Equipment Rental	3,802	3,836
All Other Operations	1,523	1,458
Corporate	1,551	1,716
Total	$24,702	$24,080

Note 15—Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of March 31, 2015 and December 31, 2014, the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014 and the Statements of Cash Flows for the three months ended March 31, 2015 and 2014 of (a) The Hertz Corporation, ("Parent”); (b) the Parent's subsidiaries that guarantee the Parent's indebtedness ("Guarantor Subsidiaries"); (c) the Parent's subsidiaries that do not guarantee the Parent's indebtedness ("Non-Guarantor Subsidiaries"); (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries ("Eliminations"); and of (e) the Company on a consolidated basis.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$121	$22	$442	$—	$585
Restricted cash and cash equivalents	151	14	246	—	411
Receivables, less allowance for doubtful accounts	316	409	579	—	1,304
Due from Hertz Global Holdings, Inc.	3,004	1,619	5,005	(9,527)	101
Inventories, net	20	26	25	—	71
Prepaid expenses and other assets	4,074	912	69	(4,066)	989
Revenue earning equipment, net	548	2,050	11,995	—	14,593
Property and equipment, net	767	295	252	—	1,314
Investment in subsidiaries, net	7,004	1,512	—	(8,516)	—
Other intangible assets, net	157	3,196	625	—	3,978
Goodwill	104	1,033	219	—	1,356
Total assets	$16,266	$11,088	$19,457	$(22,109)	$24,702
LIABILITIES AND EQUITY
Due to Hertz Global Holdings, Inc.	$6,429	$948	$2,150	$(9,527)	$—
Accounts payable	144	309	948	—	1,401
Accrued liabilities	661	239	261	—	1,161
Accrued taxes	75	33	2,147	(2,119)	136
Debt	6,435	71	9,845	—	16,351
Public liability and property damage	139	57	173	—	369
Deferred taxes on income	—	2,642	2,206	(1,947)	2,901
Total liabilities	13,883	4,299	17,730	(13,593)	22,319
Equity:
The Hertz Corporation and Subsidiaries stockholder's equity	2,383	6,789	1,727	(8,516)	2,383
Total liabilities and equity	$16,266	$11,088	$19,457	$(22,109)	$24,702

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$2	$14	$474	$—	$490
Restricted cash and cash equivalents	84	26	461	—	571
Receivables, less allowance for doubtful accounts	272	419	906	—	1,597
Due from Hertz Global Holdings, Inc.	2,957	1,528	4,395	(8,785)	95
Inventories, net	20	25	22	—	67
Prepaid expenses and other assets	3,900	831	87	(3,901)	917
Revenue earning equipment, net	306	1,988	11,359	—	13,653
Property and equipment, net	730	308	284	—	1,322
Investment in subsidiaries, net	6,897	1,513	—	(8,410)	—
Other intangible assets, net	179	3,213	617	—	4,009
Goodwill	104	1,033	222	—	1,359
Total assets	$15,451	$10,898	$18,827	$(21,096)	$24,080
LIABILITIES AND EQUITY
Due to Hertz Global Holdings, Inc.	$5,702	$1,005	$2,078	$(8,785)	$—
Accounts payable	65	212	731	—	1,008
Accrued liabilities	599	231	318	—	1,148
Accrued taxes	62	31	2,252	(2,211)	134
Debt	6,393	74	9,526	—	15,993
Public liability and property damage	135	57	193	—	385
Deferred taxes on income	—	2,541	2,066	(1,690)	2,917
Total liabilities	12,956	4,151	17,164	(12,686)	21,585
Equity:
The Hertz Corporation and Subsidiaries stockholder's equity	2,495	6,747	1,663	(8,410)	2,495
Total liabilities and equity	$15,451	$10,898	$18,827	$(21,096)	$24,080

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,115	$657	$1,278	$(596)	$2,454
Expenses:
Direct operating	694	378	337	(1)	1,408
Depreciation of revenue earning equipment and lease charges	455	184	663	(595)	707
Selling, general and administrative	114	62	90		266
Interest expense, net	91	5	58	—	154
Other (income) expense, net	—	—	5	—	5
Total expenses	1,354	629	1,153	(596)	2,540
Income (loss) before income taxes	(239)	28	125	—	(86)
(Provision) benefit for taxes on income	(32)	2	46	—	16
Equity in earnings (losses) of subsidiaries (net of tax)	201	46	—	(247)	—
Net income (loss)	(70)	76	171	(247)	(70)
Other comprehensive income (loss), net of tax	(46)	(4)	(46)	50	(46)
Comprehensive income (loss)	$(116)	$72	$125	$(197)	$(116)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2014
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,122	$656	$1,527	$(769)	$2,536
Expenses:
Direct operating	682	358	404	(1)	1,443
Depreciation of revenue earning equipment and lease charges	663	169	662	(768)	726
Selling, general and administrative	135	49	92	—	276
Interest expense, net	83	6	64	—	153
Other (income) expense, net	(7)	—	4	—	(3)
Total expenses	1,556	582	1,226	(769)	2,595
Income (loss) before income taxes	(434)	74	301	—	(59)
(Provision) benefit for taxes on income (loss)	160	(28)	(140)	—	(8)
Equity in earnings (losses) of subsidiaries (net of tax)	207	19	—	(226)	—
Net income (loss)	(67)	65	161	(226)	(67)
Other comprehensive income (loss), net of tax	(19)	(2)	(17)	19	(19)
Comprehensive income (loss)	$(86)	$63	$144	$(207)	$(86)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries		Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$179	$(2)	$1,271		$(665)	$783
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(67)	12	209		—	154
Revenue earning equipment expenditures	(234)	(51)	(3,153)		—	(3,438)
Proceeds from disposal of revenue earning equipment	75	69	2,145		—	2,289
Capital asset expenditures, non-fleet	(36)	(15)	(46)		—	(97)
Proceeds from disposal of property and equipment	14	2	6		—	22
Capital contributions to subsidiaries	(713)	—	—		713	—
Return of capital from subsidiaries	452	—	—		(452)	—
Loan to Parent / Guarantor from Non-Guarantor	—	—	(432)		432	—
Acquisitions, net of cash acquired	(18)	(5)	(73)		—	(96)
Repayments of loans with Hertz Global Holdings, Inc.	(5)	—	—	—	—	(5)
Net cash used in investing activities	(532)	12	(1,344)		693	(1,171)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—		—	—
Repayment of long-term debt	(6)	—	(1,021)		—	(1,027)
Short-term borrowings:
Proceeds	—	—	175		—	175
Payments	—	—	(142)		—	(142)
Proceeds under the revolving lines of credit	656	—	2,670		—	3,326
Payments under the revolving lines of credit	(610)	(2)	(1,216)		—	(1,828)
Capital contributions received from parent	—	—	713		(713)	—
Loan to Parent / Guarantor from Non-Guarantor	432	—	—		(432)	—
Payment of dividends and return of capital	—	—	(1,117)		1,117	—
Payment of financing costs	—	—	(1)		—	(1)
Net cash provided by (used in) financing activities	472	(2)	61		(28)	503
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(20)		—	(20)
Net change in cash and cash equivalents during the period	119	8	(32)		—	95
Cash and cash equivalents at beginning of period	2	14	474		—	490
Cash and cash equivalents at end of period	$121	$22	$442		$—	$585

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2014
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$30	$115	$793	$(178)	$760
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(96)	54	449	—	407
Revenue earning equipment expenditures	(30)	(130)	(2,422)	—	(2,582)
Proceeds from disposal of revenue earning equipment	22	68	1,769	—	1,859
Capital assets expenditures, non-fleet	(30)	(7)	(38)	—	(75)
Proceeds from disposal of property and equipment	6	4	15	—	25
Capital contributions to subsidiaries	(414)	(37)	—	451	—
Return of capital from subsidiaries	436	—	—	(436)	—
Acquisitions, net of cash acquired	—	(2)	(4)	—	(6)
Loan to Parent / Guarantor from Non-Guarantor	—	(43)	42	1	—
Repayments of loans with Hertz Global Holdings, Inc.	(14)	—	—	—	(14)
Net cash used in investing activities	(120)	(93)	(189)	16	(386)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	400	—	400
Payment of long-term debt	(5)	—	(87)	—	(92)
Short-term borrowings:
Proceeds	—	—	169	—	169
Payments	—	—	(259)	—	(259)
Proceeds under the revolving lines of credit	669	—	412	—	1,081
Payments under the revolving lines of credit	(590)	(2)	(990)	—	(1,582)
Capital contributions received from parent	—	—	451	(451)	—
Loan to Parent / Guarantor from Non-Guarantor	(42)	—	43	(1)	—
Payment of dividends and return of capital	—	—	(614)	614	—
Payment of financing costs	—	(2)	(5)	—	(7)
Other	3	—	—	—	3
Net cash provided by (used in) financing activities	35	(4)	(480)	162	(287)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net change in cash and cash equivalents during the period	(55)	18	124	—	87
Cash and cash equivalents at beginning of period	62	6	343	—	411
Cash and cash equivalents at end of period	$7	$24	$467	$—	$498

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 16—Subsequent Events

Fleet Debt

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

European Revolving Credit Facility: In May 2015, HHN BV amended the European Revolving Credit Facility to provide for aggregate maximum borrowings of up to €340 million during the peak season, subject to borrowing base availability, for a seasonal commitment period through December 2015.

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

In May 2015, the Company and HVF obtained waivers from the requisite noteholders of the U.S. Fleet Medium Term Notes to amend and waive (the “HVF Amendments and Waiver”) certain provisions of the operating lease between the Company and HVF that secures the U.S. Fleet Medium Term Notes (the “HVF Legacy Lease”). The HVF Amendments and Waiver amend the HVF Legacy Lease, effective as of March 30, 2014, to eliminate the requirement to furnish (or cause to be furnished) the quarterly reports on Form 10-Q for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014 under the HVF Legacy Lease and in connection with the foregoing the noteholders waived any potential event of default or event of default under the HVF Legacy Lease that may occur or exist as a result, directly or indirectly arising out of or in connection with the failure to furnish (or cause to be furnished) such quarterly reports.

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

Contingencies

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

Equity Method Investment

The fair value of the Company's CAR, Inc. equity method investment has been negatively impacted by recent volatility in the stock markets in China and other factors. The fair value of the investment at July 9, 2015 using quoted market prices (Level 1) was approximately $710 million.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") should be read in conjunction with the MD&A presented in the 2014 Form 10-K filed on July 16, 2015 and the unaudited condensed consolidated financial statements and accompanying notes included in Item 1 of this Report on Form 10-Q, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

Non-GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S.GAAP. The above Non-GAAP measures are defined and reconciled to their most comparable U.S.GAAP measure in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

OUR COMPANY

Hertz and its predecessors have been in the car rental business since 1918 and in the equipment rental business since 1965. We operate our car rental business through the Hertz, Dollar, Thrifty and Firefly brands from approximately 10,590 corporate and franchisee locations in North America and Europe, as well as Africa, Asia, Australia, Latin America, the Middle East and New Zealand. We are one of the largest worldwide airport general use car rental companies and

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

our Hertz brand has approximately 9,170 corporate and franchisee locations in approximately 145 countries. Our Dollar and Thrifty brands have approximately 1,315 corporate and franchisee locations in 73 countries and our Firefly brand has approximately 105 corporate and franchisee locations in 15 countries. Our Hertz brand name is one of the most recognized in the world, signifying leadership in quality rental services and products. We have an extensive network of rental locations in the United States, or "U.S.," and in all major European markets. We believe that we maintain one of the leading airport car rental brand market shares, by overall reported revenues, in the U.S. and at approximately 130 major airports in Europe where we have company-operated locations and where data regarding car rental concessionaire activity is available. Our equipment rental business is operated through the Hertz Equipment Rental brand from more than 350 branches in the U.S., Canada, China, France, Saudi Arabia, Spain and the United Kingdom, as well as through our international franchises. In addition to car rental and equipment rental businesses, we provide fleet leasing and management services through our Donlen subsidiary.

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

•	All other operations revenues - revenues from fleet leasing and management services and other business activities.

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

Our Business Segments

We have identified four reportable segments, which are organized based on the products and services provided by our operating segments and the geographic areas in which our operating segments conduct business, as follows:

•	U.S. Car Rental - Rental of cars, crossovers and light trucks, as well as sales of ancillary products and services, in the U.S.;

•	International Car Rental - Rental of cars, crossovers and light trucks, as well as sales of ancillary products and services, internationally;

•	Worldwide Equipment Rental - Rental of industrial, construction, material handling and other equipment; and

•	All Other Operations - Comprised of our Donlen business, which provides fleet leasing and management services, and other business activities, such as our claim management services.
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

First Quarter 2015 Operating Highlights

Highlights of our business and financial performance in the first quarter 2015 and key factors influencing our results include:

•
Continued implementation of our previously announced fleet strategy - over 195,000 model year 2015 vehicles added to the U.S. car rental fleet through March 31, 2015, over half of which were added during the first quarter of 2015. The U.S. fleet has been significantly renewed since late September 2014, with a 47% improvement in the number of vehicles at or below 30,000 miles at March 31, 2015;

•	We sold 43% more non-program cars in our U.S. Car Rental segment in the first quarter of 2015 compared with the first quarter of 2014;

•	A decrease in net depreciation per unit per month in both U.S. and international fleets as a result of favorable residual values;

•
A decrease in Total RPD for the U.S. car rental segment due to a higher mix of off airport rentals as a result of an increase in the number of replacement renters during the period, as compared to the first quarter of 2014, the impact of lower fuel prices on ancillary revenue and challenges with our revenue execution capabilities;

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•
Increased operating costs in the U.S. car rental segment due to damage expenditures, maintenance expenditures associated with higher mileage cars in the fleet and increased personnel costs to support execution of the fleet renewal goals;

•
Excluding the impact of foreign currency, HERC revenues were higher during the first quarter 2015 as compared to first quarter 2014, despite decreased volumes in the oil and gas customer base, due in part to new customer wins and an increase in volume in commercial construction and infrastructure;

•
Higher maintenance costs in the worldwide equipment rental segment due to the investment made to improve the fleet available to rent and sales costs due to an increase in sales force personnel to focus on winning new accounts and diversifying the customer base;

•	Incurred approximately $9 million in costs associated with the anticipated separation of the equipment rental business;

•	Incurred approximately $10 million in consulting, audit and legal costs associated with the restatement and investigation activities; and

•
Incurred approximately $2 million in fees paid directly to our lenders, noteholders and agents (including increased interest spread on the Senior Term Facility) to obtain waivers under various financing facilities relating to, among other things, the failure to file certain quarterly and annual reports and matters relating to the restatement.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions)	2015	2014
Total revenues	$2,454	$2,536	(3)%
Direct operating expenses	1,408	1,443	(2)
Depreciation of revenue earning equipment and lease charges, net	707	726	(3)
Selling, general and administrative expenses	266	276	(4)
Interest expense, net	154	153	1
Other (income) expense, net	5	(3)	NM
Income (loss) before income taxes	(86)	(59)	46
(Provision) benefit for taxes on income (loss)	16	(8)	NM
Net income (loss)	$(70)	$(67)	4
Adjusted pre-tax income (loss)(a)	$3	$26	(88)

Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

NM - Not meaningful

Total revenues decreased $82 million, or 3%, due primarily to decreases in our U.S. Car Rental and International Car Rental segments. Lower revenue in our U.S. Car Rental segment was largely driven by a decrease in airport rental volume, due to lower discretionary leisure rentals, disruptions from winter storms, lower international inbound tour business and challenges with our revenue execution capabilities. Lower revenue in our International Car Rental segment was primarily due to the impact of foreign currency of $68 million.

The decrease in direct operating expenses of $35 million, or 2%, was primarily comprised of decreases in our International Car Rental segment of $62 million, of which $45 million was the impact of foreign currency and the remaining decline was due to lower fleet related expenses and other direct operating expenses. The decrease was

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

partially offset by increases in our U.S. Car Rental segment of $19 million and our Worldwide Equipment Rental segment of $8 million.

Depreciation of revenue earning equipment and lease charges, net decreased $19 million, or 3%, due primarily to a decrease of $18 million in our International Car Rental segment driven by the impact of foreign currency of $16 million, improved fleet procurement and higher residual values on certain vehicles.

Selling, general and administrative expenses (“SG&A”) decreased $10 million, or 4%, in the first quarter 2015 compared with 2014, primarily due to lower bonus incentives and marketing costs within our U.S. Car Rental segment and lower expenses resulting from the $10 million impact of foreign currency in our International Car Rental segment. These decreases were partially offset by increased administrative expenses of approximately $10 million resulting from the previously disclosed accounting restatement, investigation and remediation activities, as well as approximately $9 million of transaction costs for the anticipated separation of the Worldwide Equipment Rental business. Additionally, there was an impairment charge of $6 million in the first quarter 2015 related to the former Dollar Thrifty headquarters campus.

While total debt outstanding increased by $309 million in the first quarter of 2015 compared with 2014, interest expense, net remained virtually flat due to lower average interest rates as a result of a higher mix of debt with floating interest rates versus fixed.

Other expense of $5 million in the first quarter of 2015 was primarily comprised of $10 million of impairment charges and asset write-downs, see Note 9, "Impairments," partially offset by our share of earnings from our equity method and joint venture investments. Other income in the first quarter of 2014 is comprised of $7 million from Advantage sublease rent, fleet interest and administrative costs which was partially offset by $4 million of expense related to our share of losses in our equity method and joint venture investments.

The effective tax rate for the first quarter of 2015 was 19% as compared to (14)% in the first quarter of 2014. The effective tax rate for the full fiscal year 2015 is expected to be approximately 37%. There was a tax benefit of $16 million in the first quarter 2015 as compared to a provision of $8 million in the first quarter 2014. The change was the result of lower losses in the first quarter of 2015 in certain non-U.S. jurisdictions for which tax benefits are not realized and a comparatively larger effect of the suspension of the favorable Subpart F provision of the U.S. Federal Tax Law in the first quarter 2014.

We had adjusted pre-tax income of $3 million in the first quarter 2015 compared with $26 million in the first quarter 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of adjustments on a consolidated basis.

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Car Rental

During 2015 we continued to increase the percentage of program cars in our car rental fleet. Our strategy remains flexible as we continue to periodically review the efficiencies of an optimal mix between program and non-program cars in our fleet. Non-program cars allow us the opportunity for ancillary revenue, such as warranty and financing, during disposition. Program cars generally provide us with flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. As we increase the percentage of program cars the average age of our fleet decreases since the average holding period for program vehicles is shorter than for non-program vehicles.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the first quarter 2015 and 2014, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes in our U.S. car rental operations resulted in a net increase in depreciation expense of $30 million and $37 million based on the reviews completed during

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the first quarter of 2015 and 2014, respectively. The rate change in the first quarter of 2015 reflects declining residual values and a reduction in the planned hold period of the vehicles as compared to our year end 2014 estimate.

For the three months ended March 31 2015 and 2014 U.S. car rental operations sold approximately 67,000 and 47,000 non-program cars, respectively, a 43% increase in 2015 versus 2014. The quarter over quarter increase was primarily due to the impact of fleet rotation as we refresh our U.S. car rental fleet and from holding life reductions of non-program cars.

As of March 31, 2015, our U.S. car rental operations had a total of approximately 5,200 corporate and franchisee locations, comprised of 1,690 airport and 3,510 off-airport locations.

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions, except for Total RPD and net depreciation per unit per month)	2015	2014
Total revenues	$1,520	$1,557	(2)%
Direct operating expenses	$926	$907	2
Depreciation of revenue earning equipment and lease charges, net	$421	$424	(1)
Income (loss) before income taxes	$35	$94	(63)
Adjusted pre-tax income (loss) (a)	$71	$119	(40)
Transaction days (in thousands) (b)	32,036	32,360	(1)
Total RPD (c)	$47.07	$47.90	(2)
Average fleet (d)	489,300	491,500	—
Fleet efficiency (d)	73%	75%	NM
Net depreciation per unit per month (e)	$287	$288	—
Program cars as a percentage of average fleet at period end	24%	15%	NM
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Total U.S. car rental revenue was $1.5 billion in the 2015 first quarter, down 2% from the 2014 first quarter as a result of a 1% overall decline in transaction days which were impacted by a decrease in airport rental volume, driven largely by lower discretionary leisure rentals, disruptions from winter storms and lower international inbound tour business. The lower airport volume was partially offset by an increase in off-airport volume. Total RPD declined 2% driven predominantly by lower fuel-related ancillary revenue, a higher mix of off-airport business and a lower mix of higher-rate international inbound business. Off-airport revenues comprised 25% of total revenues for the segment in the first quarter 2015 as compared to 24% in the first quarter 2014.

Direct operating expenses for our U.S. car rental segment increased $19 million, or 2%, primarily comprised of the following:

•	Fleet related expenses rose $6 million quarter over quarter. Increases in maintenance, vehicle damage and other expenses were offset in part by a decline in gasoline costs.

•
Personnel related expenses increased $19 million, or 7%, from the first quarter 2014 due to salaries and benefits for incremental headcount for our off airport locations, incremental headcount in maintenance personnel to reduce vehicle downtime and incremental headcount in customer facing service personnel.

•
Other direct operating expenses decreased $6 million, or 1%, from first quarter 2014 due to a decline in net field administration and other direct operating costs of our rental locations, partially offset by a $4 million write-off of service equipment and assets deemed to have no future use.

Depreciation of revenue earning equipment and lease charges, net decreased by $3 million when compared with the first quarter 2014, which resulted in net depreciation per unit per month remaining consistent at $287 in the first quarter 2015 as compared to $288 in the first quarter 2014.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income before income taxes decreased $59 million, or 63%, from the first quarter 2014 due primarily to the impact of lower revenues, higher direct operating expenses as discussed above and an increase in other expenses of $7 million, primarily related to charges associated with service equipment and assets deemed to have no future use.

Adjusted pre-tax income decreased $48 million, or 40% , from the prior year. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of these adjustments on a consolidated basis.

International Car Rental

As of March 31, 2015, our international car rental operations had a total of approximately 5,390 corporate and franchisee locations in approximately 144 countries including Canada, Australia, New Zealand and in the regions of Europe, Latin and South America, Caribbean, Asia, Africa and the Middle East.

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions, except for Total RPD and net depreciation per unit per month)	2015	2014
Total revenues	$436	$482	(10)%
Direct operating expenses	$267	$329	(19)
Depreciation of revenue earning equipment and lease charges, net	$95	$113	(16)
Income (loss) before income taxes	$2	$(45)	NM
Adjusted pre-tax income (loss) (a)	$8	$(39)	NM
Transaction days (in thousands)(b)	9,775	9,395	4
Total RPD (c)	$46.96	$46.51	1
Average fleet (d)	144,000	141,400	2
Fleet efficiency (d)	75%	74%	NM
Net depreciation per unit per month (e)	$231	$240	(4)
Program cars as a percentage of average fleet at period end	38%	34%	NM
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

NM - Not meaningful

Total revenues for the International Car Rental segment decreased $46 million, or 10%, when compared with the prior-year period, due to the impact of foreign currency of $68 million. Excluding the impact of foreign currency, revenues increased $22 million, or 5%, driven by a 4% increase in transaction days resulting from improved business mix from U.S. source rentals. Total RPD for the segment increased 1%, excluding currency effects.

Direct operating expenses for our International car rental segment decreased $62 million, or 19%, from the prior year. Excluding the $45 million impact of foreign currency, direct operating expenses decreased approximately $17 million, or 5%, primarily due to a decrease in fleet related self-insurance expenses of $12 million resulting from a loss recorded in the first quarter 2014 with no comparable charge in the first quarter of 2015. Additionally, fuel expenses were down $7 million quarter over quarter.

Depreciation of revenue earning equipment and lease charges, net decreased $18 million, or 16%, mainly driven by the impact of foreign currency of $16 million, improved fleet procurement and higher residual values on certain vehicles. Net depreciation per unit per month decreased 4% to $231 from $240 quarter over quarter, excluding currency effects.
Income before income taxes was $2 million in the first quarter 2015 as compared to a loss before income taxes of $45 million in the first quarter 2014. The change was due mainly to the reduction in direct operating expenses and depreciation of revenue earning equipment and lease charges, net mentioned above, partially offset by lower revenues.

Adjusted pre-tax income was $8 million in the first quarter 2015 as compared to an adjusted pre-tax loss of $39 million in the first quarter 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Worldwide Equipment Rental

As of March 31, 2015, HERC had a total of more than 350 branches in the U.S., Canada, China, France, Saudi Arabia, Spain, the United Kingdom and other International licenses.

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions)	2015	2014
Total revenues	$355	$358	(1)%
Direct operating expenses	$208	$200	4
Depreciation of revenue earning equipment and lease charges, net	$76	$78	(3)
Income (loss) before income taxes	$11	$36	(69)
Adjusted pre-tax income (loss) (a)	$33	$52	(37)
Dollar utilization (f)	34%	34%	NM
Time utilization (g)	61%	60%	NM
Rental and rental related revenue (h)	$336	$326	3
Same store revenue growth (i)	1%	5%	NM
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

NM - Not meaningful

Total revenues for the segment decreased $3 million, or 1%, when compared with the prior-year period and increased $8 million, or 3% excluding the impact of foreign currency exchange rates. Revenue growth was tempered by accelerating weakness in oil and gas industries as well as a lower level of new equipment and parts sales. We experienced increases of 3% in worldwide equipment rental volumes. The increase in volume was driven by growth in commercial construction and infrastructure, including increases in new customer accounts. The increase in volume was partially muted by the decline in the oil and gas industry in North America. Equipment rental pricing was 2% higher compared with the 2014 first quarter. Upstream oil and gas revenue represented roughly 15% of North American equipment rental and rental-related revenue in the first quarter of 2015 on a constant currency basis. Upstream revenue was down approximately 13% in the first quarter as major oil producers reduced spending. In contrast, all other North American rental and rental-related revenue increased approximately 6%.

Direct operating expenses for our Worldwide Equipment Rental segment increased $8 million, or 4%, and increased $15 million excluding the impact of foreign currency. This increase is primarily due to increases in salary related expenses of $5 million due to increased costs associated with an increase in the headcount for mechanics and other maintenance expense of $5 million to repair fleet and reduce the fleet unavailable for rent.

Depreciation of revenue earning equipment and lease charges, net decreased $2 million, or 3% in first quarter 2015 when compared with 2014, primarily due to the impact of foreign currency.

Income before income taxes decreased $25 million, or 69%, due to the factors above coupled with a $14 million increase in selling, general and administrative expenses primarily resulting from $9 million of costs for the anticipated HERC spin-off transaction as well as increased costs associated with a larger sales force.

Adjusted pre-tax income decreased $19 million, or 37%. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of these adjustments on a consolidated basis.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

All Other Operations

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions)	2015	2014
Total revenues	$143	$139	3%
Direct operating expenses	$6	$7	(14)
Depreciation of revenue earning equipment and lease charges, net	$115	$111	4
Income (loss) before income taxes	$12	$11	9
Adjusted pre-tax income (loss)(a)	$16	$16	—
Average Fleet - Donlen	168,600	176,800	(5)
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Our Donlen operations had favorable revenue results on a quarter over quarter basis driven by increased volume. Higher depreciation expense mostly offset the impact of higher revenues.

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

	Three Months Ended March 31,
(In millions)	2015	2014
Adjusted pre-tax income (loss):
U.S. car rental	$71	$119
International car rental	8	(39)
Worldwide equipment rental	33	52
All other operations	16	16
Total reportable segments	128	148
Corporate (1)	(125)	(122)
Consolidated adjusted pre-tax income (loss)	3	26
Adjustments:
Acquisition accounting (2)	(31)	(33)
Debt-related charges (3)	(16)	(11)
Restructuring charges (4)	(7)	(15)
Restructuring related charges (5)	(13)	(24)
Acquisition related costs and charges (6)	—	(7)
Equipment rental spin-off costs (7)	(9)	—
Impairment charges and asset write-downs(8)	(9)	—
Other (9)	(4)	5
Income (loss) before income taxes	$(86)	$(59)

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

(2)	Represents the increase in amortization of other intangible assets, depreciation of property and equipment and accretion of revalued liabilities relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred debt financing costs and debt discounts.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(4)	Represents expenses incurred under restructuring actions as defined in U.S. GAAP. For further information on restructuring costs, see Note 8, "Restructuring."

(5)
Represents incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Amount in 2015 also includes consulting costs and legal fees related to the accounting review and investigation and costs associated with the separation of certain executives during the quarter.

(6)	Represents costs related to acquisitions and strategic initiatives.

(7)	Represents expense associated with the anticipated HERC spin-off transaction announced in March 2014.

(8)
Represents the impairment of the former Dollar Thrifty headquarters and the impairment of a corporate asset in the first quarter 2015. There were no impairments or asset write-downs in the first quarter 2014.

(9)	Includes integration charges and relocation expenses associated with the Company's relocation of its headquarters to Estero, Florida, as well as other miscellaneous non-recurring or non-cash items.

(b)
Transaction days represent the total number of 24-hour periods, with any partial period counted as one transaction day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one transaction day in a 24-hour period.

(c)
Total RPD is calculated as total revenue less ancillary revenue associated with retail car sales, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is useful in analyzing underlying trends. This statistic is important to our management and investors as it represents the best measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control.

The following table reconciles our car rental segment revenues to our total rental revenue and total revenue per transaction day (based on December 31, 2014 foreign exchange rates) for the three-months ended March 31, 2015 and 2014 ($ in millions, except for Total RPD):

	U.S. car rental segment		International car rental segment
Reconciliation of U.S.GAAP to Non-GAAP Earning Measures	Three Months Ended March 31,
	2015	2014	2015	2014
Revenues	$1,520	$1,557	$436	$482
Ancillary retail car sales revenue	(12)	(7)	—	—
Foreign currency adjustment	—	—	23	(45)
Total rental revenue	$1,508	$1,550	$459	$437
Transaction days (in thousands)	32,036	32,360	9,775	9,395
Total RPD	$47.07	$47.90	$46.96	$46.51

(d)
Average fleet is determined using a simple average of the number of vehicles at the beginning and end of a given period. Among other things, average fleet is used to calculate our fleet efficiency which represents the portion of the Company's fleet that is being utilized to generate revenue. Fleet efficiency is calculated by dividing total transaction days by the average fleet multiplied by the number of days in a period. In the first quarter 2014, average fleet used to calculate fleet efficiency in our U.S. Rental Car segment excludes Advantage sublease and Hertz 24/7 vehicles as these vehicles do not have associated transaction days. In the first quarter 2015, the quantity of Advantage sublease and Hertz 24/7 vehicles rounds to zero. The calculation of fleet efficiency is shown in the table below.

	U.S. car rental segment		International car rental segment
	Three Months Ended March 31,
	2015	2014	2015	2014
Transaction days (in thousands)	32,036	32,360	9,775	9,395
Average fleet	489,300	491,500	144,000	141,400
Advantage Sublease vehicles	—	(11,000)	—	—
Hertz 24/7 vehicles	—	(1,000)	—	—
Average fleet used to calculate fleet efficiency	489,300	479,500	144,000	141,400
Number of days in period	90	90	90	90
Average fleet multiplied by number of days in period (in thousands)	44,037	43,155	12,960	12,726
Fleet efficiency	73%	75%	75%	74%

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(e)
Net depreciation per unit per month is a non-GAAP measure that is calculated by dividing depreciation of revenue earning equipment and lease charges, net by the average fleet in each period and then dividing by the number of months in the period reported, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is useful in analyzing underlying trends. Average fleet used to calculate net depreciation per unit per month in our U.S. Car Rental segment includes Advantage sublease and Hertz 24/7 vehicles as these vehicles have associated lease charges. Net depreciation per unit per month represents the amount of average depreciation expense and lease charges, net per vehicle per month. The table below reconciles this non-GAAP measure to its most comparable GAAP measure, which is depreciation of revenue earning equipment and lease charges, net, (based on December 31, 2014 foreign exchange rates) for the periods shown:

	U.S. car rental segment		International car rental segment
	Three Months Ended March 31,
	2015	2014	2015	2014
Depreciation of revenue earning equipment and lease charges, net (in millions)	$421	$424	$95	$113
Foreign currency adjustment (in millions)	—	—	5	(11)
Adjusted depreciation of revenue earning equipment and lease charges, net (in millions)	$421	$424	$100	$102
Average Fleet	489,300	491,500	144,000	141,400
Adjusted depreciation of revenue earning equipment and lease charges, net divided by average fleet	$860	$863	$694	$721
Number of months in period	3	3	3	3
Net depreciation per unit per month	$287	$288	$231	$240

(f)
Dollar utilization means revenue derived from the rental of equipment divided by the original cost of the equipment including additional capitalized refurbishment costs (with the basis of refurbished assets reset at the refurbishment date).

(g)	Time Utilization means the percentage of time an equipment unit is on-rent during a given period.

(h)
Worldwide equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency (based on December 31, 2014 foreign exchange rates). Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it reflects time and mileage and ancillary charges for equipment on rent and is comparable with the reporting of other industry participants. The following table reconciles our worldwide equipment rental segment revenues to our worldwide equipment rental and rental related revenue (based on the elements in car rental pricing that management has the ability to control).

Reconciliation of U.S.GAAP to Non-GAAP Earnings Measures	Three Months Ended March 31,
(In millions)	2015	2014
Worldwide equipment rental segment revenues	$355	$358
Worldwide equipment sales and other revenue	(23)	(26)
Rental and rental related revenue at actual rates	332	332
Foreign currency adjustment	4	(6)
Rental and rental related revenue	$336	$326

(i)
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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Our domestic and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the United States and internationally.

As of March 31, 2015, we had $585 million of cash and cash equivalents and $411 million of restricted cash. Of these amounts $213 million of cash and cash equivalents and $35 million of restricted cash was held by our subsidiaries outside of the United States and Canada.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table summarizes the change in cash and cash equivalents for the periods shown:

	Three Months Ended March 31,
(In millions)	2015	2014	$ Change
Cash provided by (used in):
Operating activities	$783	$760	$23
Investing activities	(1,171)	(386)	(785)
Financing activities	503	(287)	790
Effect of exchange rate changes	(20)	—	(20)
Net change in cash and cash equivalents	$95	$87	$8

During the three months ended March 31, 2015, we generated $23 million of additional cash from operating activities compared with the same period in 2014. The increase was primarily a result of an increase in accrued liabilities of $91 million, partially offset by a $64 million decrease in earnings before interest, taxes, depreciation and amortization as well as the timing of payments for inventories, prepaid expenses and other assets, offset by the timing of our cash receipts related to receivables.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment, see "Capital Expenditures" below. During the three months ended March 31, 2015, we used $785 million more cash for investing activities compared with the same period in 2014. The increase in the use of funds was due to a $426 million increase in net capital expenditures for revenue earning equipment, primarily within our U.S. Car Rental segment as we implement our previously announced fleet refresh, and $87 million of cash paid to acquire certain Hertz-branded franchises in the first quarter 2015. Additionally, there was a $253 million decrease in the change in restricted cash primarily due to differences in the timing of our vehicle purchases and dispositions under our LKE programs and higher beginning restricted cash balances in 2014 as result of an ongoing amortization event that was cured during the first quarter 2014, partially offset by increases in restricted cash balances associated with the scheduled retirement of ABS debt in the first quarter 2015 versus the first quarter 2014.

During the three months ended March 31, 2015, cash provided by financing activities increased by $790 million compared with the same period in 2014. The increase was primarily due to increased borrowings under our revolving lines of credit compared to the first quarter 2014. We believe that cash generated from operations and cash received on the disposal of vehicles and equipment, together with amounts available under various liquidity facilities, will be adequate to permit us to meet our debt maturities over the next twelve months.

The effect of exchange rates on our cash during the three months ended March 31, 2015 as compared to the same period in 2014 was a reduction in cash of $20 million which was due primarily to strengthening of the U.S. dollar compared with the Euro quarter over quarter.

Financing

Our primary liquidity needs include servicing of corporate and fleet related debt, the payment of operating expenses and purchases of rental vehicles and equipment to be used in our operations. Our primary sources of funding are operating cash flows, cash received on the disposal of vehicles and equipment, borrowings under our asset-backed securitizations and our asset-based revolving credit facilities and access to the credit markets. As of March 31, 2015, we had $16,351 million of total indebtedness outstanding. Cash paid for interest during the three months ended March 31, 2015, was $97 million, net of amounts capitalized. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations, capital expenditures and acquisitions.

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

claims of our general creditors, see Note 5, "Debt" to the Notes to our condensed consolidated financial statements included in this Report for more information.

Our liquidity as of March 31, 2015 consisted of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our fleet debt, see "Borrowing Capacity and Availability" below.

Fleet Debt

Rental Car Finance Corp. ("RCFC"), a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz is the issuer under the RCFC U.S. ABS Program. In 2011, RCFC issued Series 2011-1 Rental Car Asset-Backed Notes in an aggregate original principal amount of $500 million and issued Series 2011-2 Rental Car Asset-Backed Notes in an aggregate original principal amount of $400 million (collectively, the "RCFC U.S. Fleet Medium Term Notes"). In February 2015, the RCFC U.S. Fleet Medium Term Notes were paid in full as scheduled in accordance with their terms.

See Note 16, "Subsequent Events" of the Notes to condensed consolidated financial statements included in this Report, regarding transactions occurring subsequent to the March 31, 2015 balance sheet date.

Borrowing Capacity and Availability

As of March 31, 2015, the following facilities were available to us:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,127	$933
Total Corporate Debt	1,127	933
Fleet Debt
HVF II U.S. Fleet Variable Funding Notes	1,226	9
HFLF Variable Funding Notes	70	—
European Revolving Credit Facility	38	—
European Securitization	207	—
Dollar Thrifty-Sponsored Canadian Securitization	82	—
Australian Securitization	94	—
Total Fleet Debt	1,717	9
Total	$2,844	$942

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

As of March 31, 2015, the Senior ABL Facility had $1,026 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Letters of Credit

As of March 31, 2015, there were outstanding standby letters of credit totaling $632 million. Of this amount, $618 million was issued under the Senior Credit Facilities. We refer to the Senior Term Facility and the Senior ABL Facility together as the “Senior Credit Facilities.” As of March 31, 2015, none of these letters of credit have been drawn upon.

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

Under the terms of our Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of March 31, 2015, we were not subject to the fixed charge coverage ratio test.

In addition to borrowings under our Senior Credit Facilities, we have a significant amount of additional debt outstanding. For further information on the terms of our Senior Credit Facilities as well as our significant amount of other debt outstanding, see Note 5, "Debt" to the Notes to our condensed consolidated financial statements included in this Report and Note 6, "Debt" to the Notes to our consolidated financial statements included in our Form 10-K under the caption Item 8, "Financial Statements and Supplementary Data." For a discussion of the risks associated with our significant indebtedness, see Item 1A, "Risk Factors" in our consolidated financial statements included in our Form 10-K.

Waivers

Due to our accounting restatement, investigation and remediation activities, we failed to file certain quarterly and annual reports and certain of our subsidiaries failed to file statutory financial statements within certain time periods set forth in the documentation of various of our (and/or our special purpose subsidiaries’) financing facilities which resulted in the occurrence of various potential and/or actual defaults and amortization events under certain of such financing facilities.

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

events that could arise from any restatement of annual and quarterly financial statements previously delivered by us and/or certain of our subsidiaries under such facilities, and provided the required notices to the various lenders or noteholders. The waiver relating our failure to furnish certain financial statements within certain time periods was effective through December 30, 2014. Our ability to remove cash from these ABS financing facilities was temporarily restricted during the period from May 2014 until mid-July 2014 when we obtained such waivers. In December 2014, we obtained an extension of the waiver from the requisite lenders or noteholders of the HVF U.S. Fleet Medium Term Notes relating to our failure to furnish certain financial statements within certain time periods, effective through August 31, 2015, provided that after June 30, 2015 the waiver will terminate if our failure to furnish such financial statements results in (i) HVF II being prohibited from drawing funds under its HVF II U.S. Fleet Variable Funding Notes, or (ii) Hertz being prohibited from drawing funds the Senior ABL Facility, in each case after giving effect to all amendments and waivers in effect as of such date. The waiver obtained in connection with the RCFC U.S. Fleet Medium Term Notes expired on December 30, 2014 and thus our ability to remove cash from such financing facility was restricted as of December 31, 2014. See Note 20, "Subsequent Events" for details on the full repayment of the RCFC U.S. Fleet Medium Term Notes.

In December 2014, we entered into an Amendment and Waiver (the “Amendment and Waiver”) relating to the Senior Term Facility. The waiver set forth in the Amendment and Waiver defers our requirement to furnish certain financial statements within certain time periods set forth in the documentation of the Senior Term Facility, as well as waives defaults arising directly or indirectly from (1) the delay in providing such financial statements and (2) the restatement of our 2011, 2012 and 2013 financial statements. The waiver is effective with respect to the non-delivery of the subject financial statements through December 31, 2015, provided that after June 30, 2015 such waiver will terminate if our failure to furnish such financial statements results in us being prohibited from drawing funds under the Senior ABL Facility, after giving effect to all amendments and waivers with respect to the Senior ABL Facility in effect as of such date.

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

See Note 5, "Debt" and Note 16, "Subsequent Events" for additional information related to our waivers.

Capital Expenditures

The table below sets forth the revenue earning equipment expenditures and capital asset expenditures, non-fleet, and related disposal proceeds for the periods shown:

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Revenue Earning Equipment			Capital Assets, Non-Fleet
Cash inflow (cash outflow)_(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2015
First Quarter	$(3,438)	$2,289	$(1,149)	$(97)	$22	$(75)
2014
First Quarter	$(2,582)	$1,859	$(723)	$(75)	$25	$(50)

The table below sets forth revenue earning equipment capital expenditures, net of disposal proceeds, by segment for the periods shown:

	Three Months Ended March 31,
(In millions)	2015	2014	$ Change	% Change
Revenue earning equipment expenditures
U.S. car rental	$(1,075)	$(571)	$(504)	88%
International car rental	142	100	42	42
Worldwide equipment rental	(59)	(88)	29	(33)
All other operations	(157)	(164)	7	(4)
Total	$(1,149)	$(723)	$(426)	59

The table below sets forth capital asset expenditures, non-fleet, net of disposal proceeds, by segment for the periods shown:

	Three Months Ended March 31,
(In millions)	2015	2014	$ Change	% Change
Capital asset expenditures, non-fleet
U.S. car rental	$(2)	$(29)	$27	(93)%
International car rental	(11)	(14)	3	(21)
Worldwide equipment rental	(27)	(3)	(24)	800
All other operations	(1)	(1)	—	—
Corporate	(34)	(3)	(31)	1,033
Total	$(75)	$(50)	$(25)	50

Relocation of Headquarters

The relocation of our corporate headquarters to Estero, Florida is ongoing and we expect to complete the relocation in late 2015. As of March 31, 2015, we have incurred approximately $80 million in expenditures directly related to the relocation of our headquarters including employee relocation, severance, temporary facilities and other associated costs. We anticipate that our future expenditures related to the relocation will be approximately $5 million.

We are currently funding the construction costs related to our new headquarters although most of the cost will be offset by state income tax incentives over a period of 20 years. Through March 31, 2015, we have expended approximately $47 million related to the construction of our new headquarters. We anticipate our future capital expenditures will be approximately $60 million.

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONTRACTUAL OBLIGATIONS

Material changes to our aggregate indebtedness are described in Part I, Item I, Note 5 "Debt " to the Notes to our condensed consolidated financial statements included in this Report, however, these changes did not significantly revise our future estimated interest payments from those which are set forth in the Contractual Obligations table included in Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K for the fiscal year ended December 31, 2014.

As of March 31, 2015, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

Indemnification Obligations

There have been no significant changes to our indemnification obligations as compared to those disclosed in Note 14, "Contingencies and Off-Balance Sheet Commitments" of the Notes to our consolidated financial statements included in our Form 10-K under the caption Item 8, "Financial Statements and Supplementary Data."

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements" to the Notes to our condensed consolidated financial statements included in this Report under the caption Item 1, "Condensed Consolidated Financial Statements (Unaudited)."

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained or incorporated by reference in this Report and in reports we subsequently file with the United States Securities and Exchange Commission, or the "SEC," on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, include "forward-looking statements." Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts" or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8‑K.

Some important factors that could affect our actual results include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under "Item 1A—Risk Factors" included in Hertz Global Holding, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on July 16, 2015 or our "2014 Form 10-K" and the following:

•
the effect of the restatement of our previously issued financial results for the years ended December 31, 2012 and 2013 as described in Note 2, "Restatement," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” in our 2014 Form 10-K, and any claims, investigations or proceedings arising as a result;

•	our ability to remediate the material weaknesses in our internal controls over financial reporting described in Item 4 of this Report;

THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	the effect of our proposed separation of HERC and ability to obtain the expected benefits of any related transaction;

•	levels of travel demand, particularly with respect to airline passenger traffic in the United States and in global markets;

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

•
financial instability of the manufacturers of our vehicles and equipment, which could impact their ability to perform under agreements with us and/or their willingness or ability to make cars available to us or the rental car industry on commercially reasonable terms;

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There is no material change in the information reported under Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," included in our Form 10-K for the fiscal year ended December 31, 2014.

ITEM 4.    CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements

As described in additional detail in the Explanatory Note to our 2014 Form 10-K, in June 2014, we commenced an internal investigation of certain matters related to the accounting during prior periods. The investigation was undertaken by outside counsel, along with independent counsel for the Audit Committee. Counsel received assistance from outside consultants and new senior accounting and compliance personnel. The internal investigation is complete, although our outside counsel and the independent counsel to the Audit Committee continue to provide forensic and investigative support in connection with certain proceedings discussed in Item 1, Note 13, Contingencies and Off-Balance Sheet Commitments," in this Quarterly Report on Form 10-Q.
Based on the internal investigation, our review of our financial records, and other work completed by our management, the Audit Committee has concluded that there were material misstatements in the 2011, 2012 and 2013 consolidated financial statements. Accordingly, our Board and management concluded that our consolidated financial statements for these periods should no longer be relied upon and required restatement. The restated consolidated financial statements for 2012 and 2013 are included in our 2014 Form 10-K. The unaudited restated selected data for 2011 is included in Item 6, "Selected Financial Data" in our 2014 Form 10-K.
Evaluation of Disclosure Controls and Procedures
Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2015, due to the identification of material weaknesses in our internal control over financial reporting, as further described in Item 9A of our 2014 Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the

THE HERTZ CORPORATION AND SUBSIDIARIES

time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the quarter ended March 31, 2015, and, other than those remediation efforts described in “Remediation Plan and Status” in Item 9A of our 2014 Form 10-K, there were no other material changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

THE HERTZ CORPORATION AND SUBSIDIARIES

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a description of certain pending legal proceedings see Part I, Item I, Note 13 "Contingencies and Off-Balance Sheet Commitments" and Note 16, "Subsequent Events."

ITEM 1A. RISK FACTORS
There is no material change in the information reported under Part I Item 1A, "Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.     UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

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

Date:	July 16, 2015	THE HERTZ CORPORATION (Registrant)
		By:	/s/ THOMAS C. KENNEDY
Thomas C. Kennedy Senior Executive Vice President and Chief Financial Officer

THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
15	Letter from PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated July 16, 2015, relating to Financial Information
31.1–31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1–32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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