Form 10-Q
period 2015-06-30
HERTZ CORP
filed 2015-08-10
CIK 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2015, all of the common stock of the registrant was owned by its affiliate, Hertz Investors, Inc. As of August 2, 2015, 100 shares of the registrant's common stock (par value $0.01) were outstanding.

THE HERTZ CORPORATION AND SUBSIDIARIES

THE HERTZ CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

As described in additional detail in the Explanatory Note to our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K"), during the preparation of our Form 10-Q for the first quarter of 2014, misstatements were identified in our previous financial statements relating to the capitalization and timing of depreciation for certain non-fleet assets, allowances for doubtful accounts in Brazil, as well as other items. These misstatements, in combination with misstatements previously identified in the revision included in our 2013 10-K/A related to vehicle vendor allowances for marketing and misstatements related to the Brazil operations, resulted in the Audit Committee of our Board of Directors (the “Audit Committee” and the “Board”), in consultation with our management, concluding on June 3, 2014 that our financial statements for 2011 should no longer be relied upon, and would require restatement.

On November 10, 2014, the Audit Committee, in consultation with our management, concluded that additional proposed adjustments arising out of the review were material to our 2012 and 2013 financial statements and that, as a result, our 2012 and 2013 financial statements also would require restatement. Those restated financial statements are included in Item 8 of the 2014 Form 10-K.

Due to the length of the review of our historical financial statements, we were unable to file the 2014 Form 10-K until July 16, 2015. In the 2014 Form 10-K we restated our financial statements for the years ended December 31, 2012 and 2013, including the 2013 interim periods. In addition, we also included restated unaudited selected financial data for the year ended December 31, 2011. We also included in the 2014 Form 10-K the financial data for the three and six months ended June 30, 2014 and management's discussion and analysis for the quarterly period then ended that would typically be disclosed in a Form 10-Q. We have not, and do not intend to file our Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2014.

i

THE HERTZ CORPORATION AND SUBSIDIARIES
PART I—FINANCIAL INFORMATION
ITEM l.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$537	$490
Restricted cash and cash equivalents	421	571
Receivables, net of allowance of $73 and $67, respectively	1,390	1,597
Due from affiliates	102	95
Inventories, net	75	67
Prepaid expenses and other assets	938	917
Revenue earning equipment:
Cars	16,393	14,622
Less accumulated depreciation - cars	(3,004)	(3,411)
Equipment	3,781	3,613
Less accumulated depreciation - equipment	(1,174)	(1,171)
Revenue earning equipment, net	15,996	13,653
Property and other equipment:
Land, buildings and leasehold improvements	1,364	1,268
Service equipment and other	1,072	1,148
Less accumulated depreciation	(1,129)	(1,094)
Property and other equipment, net	1,307	1,322
Other intangible assets, net	3,945	4,009
Goodwill	1,360	1,359
Total assets	$26,071	$24,080
LIABILITIES AND EQUITY
Accounts payable	$1,431	$1,008
Accrued liabilities	1,129	1,148
Accrued taxes, net	102	134
Debt	17,682	15,993
Public liability and property damage	384	385
Deferred taxes on income, net	2,920	2,917
Total liabilities	23,648	21,585
Commitments and contingencies
Equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	3,575	3,566
Accumulated deficit	(1,002)	(956)
Accumulated other comprehensive income (loss)	(150)	(115)
Total equity	2,423	2,495
Total liabilities and equity	$26,071	$24,080
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Worldwide car rental	$2,171	$2,304	$4,127	$4,343
Worldwide equipment rental	375	384	730	743
All other operations	146	142	288	280
Total revenues	2,692	2,830	5,145	5,366
Expenses:
Direct operating	1,505	1,594	2,913	3,037
Depreciation of revenue earning equipment and lease charges, net	696	708	1,403	1,434
Selling, general and administrative	296	265	560	541
Interest expense, net	155	162	308	315
Other (income) expense, net	(10)	(22)	(4)	(25)
Total expenses	2,642	2,707	5,180	5,302
Income (loss) before income taxes	50	123	(35)	64
(Provision) benefit for taxes on income (loss)	(27)	(50)	(11)	(58)
Net income (loss)	$23	$73	$(46)	$6

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$23	$73	$(46)	$6
Other comprehensive income (loss):
Foreign currency translation adjustments	9	21	(39)	18
Unrealized holding gains (losses) on securities	—	—	—	(14)
Reclassification of net unrealized gains on securities to prepaid expense and other assets	—	(7)	—	(7)
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial losses on defined benefit pension plans	4	(1)	6	(1)
Total other comprehensive income (loss) before income taxes	13	13	(33)	(4)
Income tax (provision) benefit related to items of other comprehensive income (loss)	(2)	(1)	(2)	(2)
Total other comprehensive income (loss)	11	12	(35)	(6)
Total comprehensive income (loss)	$34	$85	$(81)	$—

 The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(46)	$6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning equipment, net	1,367	1,393
Depreciation and amortization, non-fleet	169	180
Amortization and write-off of deferred financing costs	31	27
Amortization and write-off of debt discount (premium)	(2)	(4)
Stock-based compensation charges	9	13
Provision for receivables allowance	35	32
Deferred taxes on income	11	23
Impairment charges and asset write-downs	20	10
Other	(4)	(4)
Changes in assets and liabilities
Receivables	(164)	(284)
Inventories, prepaid expenses and other assets	(42)	(51)
Accounts payable	57	32
Accrued liabilities	25	(2)
Accrued taxes	(23)	7
Public liability and property damage	10	28
Net cash provided by (used in) operating activities	1,453	1,406
Cash flows from investing activities
Net change in restricted cash and cash equivalents	144	143
Revenue earning equipment expenditures	(7,991)	(5,996)
Proceeds from disposal of revenue earning equipment	4,909	3,717
Capital asset expenditures, non-fleet	(170)	(151)
Proceeds from disposal of property and other equipment	47	45
Acquisitions, net of cash acquired	(95)	(6)
Advances to Hertz Global Holdings, Inc.	(6)	(27)
Repayments from Hertz Global Holdings, Inc.	—	25
Net cash provided by (used in) investing activities	(3,162)	(2,250)

  The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities
Proceeds from issuance of long-term debt	1,069	414
Repayments of long-term debt	(1,032)	(97)
Short-term borrowings:
Proceeds	383	269
Payments	(258)	(369)
Proceeds under the revolving lines of credit	5,307	2,779
Payments under the revolving lines of credit	(3,688)	(2,017)
Payment of financing costs	(8)	(6)
Other	—	2
Net cash provided by (used in) financing activities	1,773	975
Effect of foreign exchange rate changes on cash and cash equivalents	(17)	(2)
Net increase (decrease) in cash and cash equivalents during the period	47	129
Cash and cash equivalents at beginning of period	490	411
Cash and cash equivalents at end of period	$537	$540

Supplemental disclosures of cash information:
Cash paid during the period for:
Interest, net of amounts capitalized	$290	$272
Income taxes, net of refunds	18	33
Supplemental disclosures of non-cash information:
Purchases of revenue earning equipment included in accounts payable and accrued liabilities	$533	$865
Sales of revenue earning equipment included in receivables	189	156
Purchases of property and other equipment included in accounts payable	63	52
Sales of property and other equipment included in receivables	16	8

  The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background
The Hertz Corporation together with its subsidiaries (the "Company" or "Hertz") was incorporated in Delaware in 1967. All of the Company's outstanding common stock is owned by Hertz Investors, Inc. which is wholly owned by Hertz Global Holdings, Inc. ("Hertz Holdings"). Hertz is the primary operating company for Hertz Holdings.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Hertz Holdings and its wholly and majority owned domestic and international subsidiaries. In the event that the Company is a primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity are included in the Company's consolidated financial statements. The Company accounts for its investment in CAR, Inc. and other immaterial investments in joint ventures using the equity method when it has significant influence but not control and is not the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

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

Not yet adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance that will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The guidance requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The new guidance may be adopted on either a full or modified retrospective basis. As issued, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. In July 2015, the FASB agreed to defer the effective date of the guidance until annual and interim reporting periods beginning after December 15, 2017. The Company is in the process of determining the method of adoption and assessing the potential impacts of adopting this guidance on its financial position, results of operations and cash flows.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued guidance requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective retrospectively for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The Company is in the process of determining the method of adoption and assessing the potential impacts of adopting this guidance on its financial condition, results of operations and cash flows.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued guidance for customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This new guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Adoption of this guidance is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Note 3—Acquisitions and Divestitures

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

(In millions)	U.S. Car Rental
Revenue earning equipment	$71
Property and other equipment	6
Other intangible assets	9
Goodwill	1
Total	$87

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 4—Revenue Earning Equipment

The components of revenue earning equipment, net are as follows:

(In millions)	June 30, 2015	December 31, 2014
Revenue earning equipment	$19,734	$17,837
Less: Accumulated depreciation	(4,060)	(4,427)
	15,674	13,410
Revenue earning equipment held for sale, net	322	243
Revenue earning equipment, net	$15,996	$13,653

Depreciation of revenue earning equipment and lease charges, net includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Depreciation of revenue earning equipment	$680	$685	$1,355	$1,353
(Gain) loss on disposal of revenue earning equipment(a)	(2)	2	12	40
Rents paid for vehicles leased	18	21	36	41
Depreciation of revenue earning equipment and lease charges, net	$696	$708	$1,403	$1,434

(a)     (Gain) loss on disposal of revenue earning equipment by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
U.S. Car Rental	$5	$11	$25	$54
International Car Rental	(1)	(4)	(1)	(3)
Worldwide Equipment Rental	(6)	(5)	(12)	(11)
Total	$(2)	$2	$12	$40

Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods for the fleet and equipment. Depreciation rate changes impacted the following segments:

Increase (decrease)	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
U.S. Car Rental	$27	$37	$57	$76
International Car Rental	—	1	—	1
Total	$27	$38	$57	$77

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 5—Debt

The Company's debt consists of the following (in millions):

Facility	Average Interest Rate at June 30, 2015	Fixed or Floating Interest Rate	Maturity	June 30, 2015	December 31, 2014
Corporate Debt
Senior Term Facility	3.68%	Floating	3/2018	$2,072	$2,083
Senior ABL Facility	2.42%	Floating	3/2016 - 3/2017	547	344
Senior Notes(1)	6.58%	Fixed	4/2018–10/2022	3,900	3,900
Promissory Notes	7.00%	Fixed	1/2028	27	27
Other Corporate Debt	3.86%	Floating	Various	69	74
Unamortized Net (Discount) Premium (Corporate)				3	3
Total Corporate Debt				6,618	6,431
Fleet Debt
HVF U.S. Fleet Medium Term Notes
HVF Series 2009-2	N/A	N/A	N/A	—	404
HVF Series 2010-1(2)	4.23%	Fixed	2/2014–2/2018	490	490
HVF Series 2011-1(2)	3.51%	Fixed	3/2015–3/2017	230	414
HVF Series 2013-1(2)	1.68%	Fixed	8/2016–8/2018	950	950
				1,670	2,258
RCFC U.S. ABS Program
RCFC U.S. Fleet Medium Term Notes
RCFC Series 2011-1 Notes	N/A	N/A	N/A	—	167
RCFC Series 2011-2 Notes	N/A	N/A	N/A	—	266
				—	433
HVF II U.S. ABS Program
HVF II U.S. Fleet Variable Funding Notes
HVF II Series 2013-A(2)	1.12%	Floating	10/2016	1,374	1,999
HVF II Series 2013-B(2)	1.12%	Floating	10/2016	1,400	976
HVF II Series 2014-A(2)	1.42%	Floating	10/2016	2,446	869
				5,220	3,844
HVF II U.S. Fleet Medium Term Notes
HVF II Series 2015-1(2)	2.93%	Fixed	3/2020	780	—
				780	—
Donlen ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2 Notes(2)	1.05%	Floating	9/2016	160	247
				160	247
HFLF Medium Term Notes
HFLF Series 2013-3 Notes(2)	0.83%	Floating	9/2016–11/2016	370	500
HFLF Series 2014-1 Notes(2)	0.71%	Floating	12/2016–3/2017	368	400
HFLF Series 2015-1 Notes(2)	0.83%	Floating	3/2018–5/2018	289	—
				1,027	900

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Facility	Average Interest Rate at June 30, 2015	Fixed or Floating Interest Rate	Maturity	June 30, 2015	December 31, 2014
Other Fleet Debt
U.S. Fleet Financing Facility	2.94%	Floating	3/2017	190	164
European Revolving Credit Facility	2.55%	Floating	10/2017	380	304
European Fleet Notes	4.375%	Fixed	1/2019	475	517
European Securitization(2)	1.90%	Floating	10/2016	365	270
Hertz-Sponsored Canadian Securitization(2)	1.93%	Floating	10/2016	142	105
Dollar Thrifty-Sponsored Canadian Securitization(2)	1.95%	Floating	10/2016	61	40
Australian Securitization(2)	3.71%	Floating	12/2016	93	112
Brazilian Fleet Financing Facility	17.55%	Floating	10/2015	9	11
Capitalized Leases	3.19%	Floating	2/2015 - 10/2017	501	364
Unamortized Net (Discount) Premium (Fleet)				(9)	(7)
				2,207	1,880
Total Fleet Debt				11,064	9,562
Total Debt				$17,682	$15,993
N/A - Not Applicable

(1)	References to the "Senior Notes" include the series of Hertz's unsecured senior notes. Outstanding principal amounts for each such series of the Senior Notes is specified below:

(In millions)	Outstanding Principal
Senior Notes	June 30, 2015	December 31, 2014
4.25% Senior Notes due April 2018	$250	$250
7.50% Senior Notes due October 2018	700	700
6.75% Senior Notes due April 2019	1,250	1,250
5.875% Senior Notes due October 2020	700	700
7.375% Senior Notes due January 2021	500	500
6.25% Senior Notes due October 2022	500	500
	$3,900	$3,900

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

Fleet Debt

RCFC U.S. Fleet Medium Term Notes: Rental Car Finance Corp. ("RCFC"), a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz was the issuer under the RCFC U.S. ABS Program. In 2011, RCFC issued Series 2011-1 Rental Car Asset-Backed Notes in an aggregate original principal amount of $500 million and issued Series 2011-2 Rental Car Asset-Backed Notes in an aggregate original principal amount of $400 million (collectively, the "RCFC U.S. Fleet Medium Term Notes"). In February 2015, the RCFC U.S. Fleet Medium Term Notes were paid in full as scheduled in accordance with their terms.

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

HFLF Medium Term Notes: In June 2015, HFLF issued $300 million in aggregate principal amount of Series 2015-1 Floating Rate Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E, or the “HFLF Series 2015-1 Notes,” collectively. The net proceeds from the issuance of the HFLF Series 2015-1 Notes were used (i) to repay a portion of amounts then-outstanding under the HFLF Series 2014-1 Notes and the HFLF Series 2013-2 Notes and (ii) to make loans to DNRS II. The HFLF Series 2015-1 Notes are floating rate and carry an interest rate based upon a spread to one-month LIBOR. An affiliate of HFLF purchased the Class E Notes, therefore, $11 million of the obligation is eliminated in consolidation.

Borrowing Capacity and Availability

The following facilities were available to the Company as of June 30, 2015:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,093	$1,027
Total Corporate Debt	1,093	1,027
Fleet Debt
HVF II U.S. Fleet Variable Funding Notes	1,355	—
HFLF Variable Funding Notes	240	—
European Revolving Credit Facility	—	—
European Securitization	82	—
Hertz-Sponsored Canadian Securitization	12	—
Dollar Thrifty-Sponsored Canadian Securitization	61	—
Australian Securitization	99	—
Capitalized Leases	12	5
Total Fleet Debt	1,861	5
Total	$2,954	$1,032

As of June 30, 2015, the Senior ABL Facility had $984 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Letters of Credit

As of June 30, 2015, there were outstanding standby letters of credit totaling $676 million. Of this amount, $662 million was issued under the Senior Term Facility and the Senior ABL Facility (together, the “Senior Credit Facilities”). As of June 30, 2015, none of these letters of credit have been drawn upon.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Cash Restrictions

Certain amounts of cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under the Fleet Debt facilities and the Like-Kind Exchange Program ("LKE Program"). As of June 30, 2015 and December 31, 2014, the portion of total restricted cash and cash equivalents that was associated with the Fleet Debt facilities was $378 million and $515 million, respectively. Restricted cash balances fluctuate based on the timing of purchases and sales of revenue earning vehicles and could also be impacted by the occurrence of an amortization event.

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

Some of these special purpose entities are consolidated variable interest entities, of which the Company is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of June 30, 2015 and December 31, 2014, the Company's International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets of $549 million and $427 million, respectively, primarily comprised of loans receivable and revenue earning equipment, and total liabilities of $549 million and $426 million, respectively, primarily comprised of debt.

Financial Covenant Compliance

Under the terms of the Senior Term Facility and Senior ABL Facility, the Company is not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Company to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of June 30, 2015, the Company was not subject to the fixed charge coverage ratio test.

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

In June 2015, the Company and/or certain of its subsidiaries obtained extensions of previously obtained waivers under the Senior ABL Facility, HVF II U.S. Fleet Variable Funding Notes, European Revolving Credit Facility, European Securitization, Hertz-Sponsored Canadian Securitization, Dollar Thrifty-Sponsored Canadian Securitization, Australian Securitization, U.K. Leveraged Financing, our U.S. Fleet Financing Facility, and various derivative transactions, in each case through August 31, 2015. Such lenders permanently waived any of the aforementioned events arising from the failure to file such financial information within the required time periods. The waivers also facilitated the Company filing a comprehensive annual report on Form 10-K for the period ended December 31, 2014, including audited financial

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

statements of the Company for the year ended December 31, 2014 and unaudited financial statements of Hertz for the fiscal quarters ending March 31, 2014, June 30, 2014 and September 30, 2014, to satisfy its 2014 financial statement delivery obligations under such facilities. In addition, the lenders under such facilities have waived any of the aforementioned events that could arise from any restatement of annual and quarterly financial statements previously delivered by the Company and/or certain of its subsidiaries under such facilities.

For so long as the waivers remain effective, any potential and/or actual defaults and potential amortization events ceased to exist and were deemed to have been cured for all purposes of the related transaction documents. On July 16, 2015, the Company filed its 2014 Form 10-K and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015.

Note 6—Employee Retirement Benefits

Effective December 31, 2014, the Company amended the The Hertz Corporation Account Balance Defined Benefit Pension Plan to permanently discontinue future benefit accruals and participation under the plan for non-union employees. The Company also increased employer contributions under the Company’s qualified 401(k) savings plan (the “401(k) Plan”). Effective January 1, 2015, eligible participants under the 401(k) Plan receive a matching employer contribution to their 401(k) Plan account equal to (i) 100% of the first 3% of employee contributions made by such participant and (ii) 50% of the next 2% of employee contributions, with the total amount of such matching employer contribution to be completely vested, subject to applicable limits under the United States Internal Revenue Code. Certain eligible participants under the 401(k) Plan also receive additional employer contribution amounts to their 401(k) Plan account depending on their years of service and age.

The following table sets forth the net periodic pension expense:

	Pension Benefits
	U.S.		Non-U.S.
	Three Months Ended June 30,
(In millions)	2015	2014	2015	2014
Components of Net Periodic Benefit Cost:
Service cost	$1	$6	$—	$1
Interest cost	7	8	2	2
Expected return on plan assets	(10)	(10)	(4)	(4)
Net amortizations	1	—	1	—
Settlement loss	1	4	—	—
Net periodic pension expense (benefit)	$—	$8	$(1)	$(1)

	Pension Benefits
	U.S.		Non-U.S.
	Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Components of Net Periodic Benefit Cost:
Service cost	$2	$14	$1	$2
Interest cost	14	16	4	4
Expected return on plan assets	(20)	(20)	(8)	(8)
Net amortizations	2	1	1	—
Settlement loss	2	4	—	—
Net periodic pension expense (benefit)	$—	$15	$(2)	$(2)

The Company's policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time, the Company makes contributions beyond those legally required.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The Company made no contributions to its worldwide pension plans during the three months ended June 30, 2015, and contributed $3 million during the six months ended June 30, 2015, all of which was a discretionary contribution to the United Kingdom defined benefit pension plan (the "U.K. Plan"). For the three and six months ended June 30, 2014, the Company contributed $8 million and $17 million, respectively, to its worldwide pension plans. Amounts contributed during the six months ended June 30, 2014 included $3 million of discretionary contributions to the U.K. Plan. The Company does not anticipate contributing to the worldwide pension plans during the remainder of 2015.

Note 7—Stock-Based Compensation

The non-cash stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Holdings and recorded on the books at the Hertz level.

During the six months ended June 30, 2015, the Company granted 3,223,889 non-qualified stock options to certain executives and employees at a weighted average grant date fair value of $7.43; 814,907 restricted stock units ("RSUs") at a weighted average grant date fair value of $21.07 and 998,870 performance stock units ("PSUs") at a weighted average grant date fair value of $21.34 under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan with vesting terms of three to five years. The stock options are subject to time-based vesting based on the participant’s continued employment.

A summary of the total compensation expense and associated income tax benefits recognized under all plans, including the cost of stock options, RSUs and PSUs, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Compensation expense	$5	$5	$9	$13
Income tax benefit	(2)	(2)	(3)	(5)
Total	$3	$3	$6	$8

As of June 30, 2015, there was $58 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Holdings under all plans. The total unrecognized compensation cost is expected to be recognized over the remaining 2.1 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Note 8—Restructuring

As part of its ongoing effort to implement a strategy of reducing operating costs, as well as the integration of Dollar Thrifty, the Company has evaluated its workforce and operations and made adjustments, including headcount reductions and business process re-engineering.

Restructuring charges in the condensed consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
By Type:
Termination benefits	$6	$9	$12	$18
Asset write-downs	—	10	1	10
Facility closure and lease obligation costs	14	11	15	17
Other non-cash charges	(1)	—	(2)	—
Total	$19	$30	$26	$45

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
By Caption:
Direct operating	$14	$20	$16	$26
Selling, general and administrative	5	10	10	19
Total	$19	$30	$26	$45

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
By Segment:
U.S. Car Rental	$14	$13	$16	$18
International Car Rental	5	11	7	15
Worldwide Equipment Rental	—	—	1	3
Corporate	—	6	2	9
Total	$19	$30	$26	$45

The following table sets forth the activity affecting the restructuring accrual during the six months ended June 30, 2015. The remainder of the restructuring accrual relates to future lease obligations which will be paid over the remaining term of the applicable leases.

(In millions)	Termination Benefits	Other	Total
Balance as of January 1, 2015	$21	$22	$43
Charges incurred	12	14	26
Cash payments	(15)	(10)	(25)
Other non-cash changes	(1)	(3)	(4)
Balance as of June 30, 2015	$17	$23	$40

Note 9—Tangible Asset Impairments

In the first quarter of 2015, the Company recorded a $3 million impairment charge to reduce the carrying value of a held for sale corporate asset to its fair market value, which is included in other (income) expense in the Company's statement of operations. The asset was sold in April 2015.

In the first quarter of 2015, the Company performed an impairment assessment of the Dollar Thrifty headquarters campus in Tulsa, Oklahoma, which the Company is currently marketing for sale, using market and income approaches to value the long-lived assets, including inputs such as expected cash flows and recent comparable transactions. Based on the impairment assessment, the Company recorded a charge of $6 million which is included in selling, general and administrative expense in the Company's statement of operations.

In the first quarter of 2015, the Company recorded $11 million in charges associated with U.S. Car Rental service equipment and assets deemed to have no future use, of which $4 million is included in direct operating and $7 million is included in other (income) expense in the Company's statement of operations.

During the second quarter of 2014, the Company terminated a business relationship. As a result, the Company performed an analysis of the assets associated with the terminated business relationship and wrote off the assets in the amount of $10 million which is included in direct operating expense in the Company's statement of operations.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 10—Taxes on Income (Loss)

The effective tax rate for the three months ended June 30, 2015 and 2014 was 54% and 41%, respectively. The effective tax rate for the six months ended June 30, 2015 and 2014 was (31)% and 91%, respectively. The effective tax rate for the full fiscal year 2015 is expected to be approximately 37%.

The Company recorded a tax provision of $27 million for the three months ended June 30, 2015 compared to $50 million for the three months ended June 30, 2014. The change was the result of lower pre-tax income, offset by discrete items in the quarter, composition of earnings by jurisdiction and a comparatively larger effect of the suspension of the favorable Subpart F provision of the U.S. Federal Tax Law in the first quarter 2014.

The Company recorded a tax provision of $11 million for the six months ended June 30, 2015 compared to $58 million for the six months ended June 30, 2014. The provision for taxes on income decreased primarily due to the pre-tax loss in 2015, composition of earnings by jurisdiction and a comparatively larger effect of the suspension of the favorable Subpart F provision of the U.S. Federal Tax Law in the first quarter 2014.

Note 11    —Financial Instruments

The Company has the following risk exposures that it has historically used financial instruments to manage. None of the instruments have been designated in a hedging relationship as of June 30, 2015.

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

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives(1)		Liability Derivatives(1)
(In millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Interest rate caps	$8	$25	$8	$25
Foreign currency forward contracts	4	6	2	2
Total	$12	$31	$10	$27

(1)	All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Accrued liabilities" in the condensed consolidated balance sheets.

While foreign currency forward contracts and certain interest rate caps are subject to enforceable master netting agreements with their counterparties, the offsetting amounts are not significant and the Company does not offset the derivative assets and liabilities in its condensed consolidated balance sheets.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following table summarizes the gains or (losses) on derivative instruments for the period indicated.

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized on Derivatives
		Three Months Ended June 30,
(In millions)		2015	2014
Foreign currency forward contracts	Selling, general and administrative	$(3)	$5

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized on Derivatives
		Six Months Ended June 30,
(In millions)		2015	2014
Foreign currency forward contracts	Selling, general and administrative	$(4)	$—

Note 12—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments.

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

The following table summarizes the ending balances of the Company's cash equivalents and investments.

	June 30, 2015				December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$132	$—	$—	$132	$146	$—	$—	$146
Equity and other securities	—	64	—	64	—	96	—	96
Total	$132	$64	$—	$196	$146	$96	$—	$242

CAR, Inc.

As of June 30, 2015, the Company held a 16.2% equity investment in CAR, Inc., a publicly held company trading on the Hong Kong Stock Exchange, which is accounted for under the equity method. The Company's net investment balance was approximately $272 million and $264 million as of June 30, 2015 and December 31, 2014, respectively, and is included in "Prepaid expenses and other assets" in the accompanying condensed consolidated balance sheets. The fair value of the investment using quoted market prices (Level 1) was approximately $814 million and $514 million as of June 30, 2015 and December 31, 2014, respectively.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

As of December 31, 2013 the Company held convertible debt securities of CAR, Inc. which were classified as available-for-sale and which were carried at fair value within "Prepaid expenses and other assets." Unrealized gains and losses, net of related income taxes, associated with its investment were included in "Accumulated other comprehensive income." In April 2014, the Company converted all of its debt securities into additional equity of CAR, Inc.

The following table summarizes the changes in fair value of CAR, Inc. convertible debt securities prior to conversion in April 2014, using Level 3 inputs (binomial valuation model) for the six months ended June 30, 2014 (in millions):

Six Months Ended June 30, 2014
Balance at the beginning of period	$151
Reclassification of net unrealized gain on securities to prepaid expenses and other assets	(7)
Unrealized losses related to investments	(14)
Settlements	(130)
Balance at the end of period	$—

Financial Instruments

The fair value of the Company's financial instruments as of June 30, 2015 and December 31, 2014 are shown in Note 11, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs).

	As of June 30, 2015		As of December 31, 2014
(in millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Corporate Debt	$6,615	$6,712	$6,428	$6,468
Fleet Debt	11,073	11,091	9,569	9,595
Total	$17,688	$17,803	$15,997	$16,063

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities measured at fair value during the six months ended June 30, 2015 are as follows:

(In millions)	Balance	Level 1	Level 2	Level 3	Total Loss Adjustments
Long-lived assets held for sale	$5	$—	$—	$5	$6

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

At June 30, 2015 and December 31, 2014 the liability recorded for public liability and property damage matters was $384 million and $385 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions, and that the Company may prudently rely on this information to determine the estimated liability. The Company notes that the liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Other Matters

From time to time the Company is a party to various legal proceedings. The Company has summarized below the most significant legal proceedings to which the Company was and/or is a party to during the three and six months ended June 30, 2015 or the period after June 30, 2015 but before the filing of this Report on Form 10-Q.

Concession Fee Recoveries - In October 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company, or “Enterprise,” was filed in the U.S. District Court for the District of Nevada (Enterprise became a defendant in a separate action which they have now settled.) The Sobel case is a nationwide class action on behalf of all persons who rented cars from Hertz at airports in Nevada and were separately charged airport concession recovery fees by Hertz as part of their rental charges. The plaintiffs seek an unspecified amount of compensatory damages, restitution of any charges found to be improper and an injunction prohibiting Hertz from quoting or charging those airport fees that are alleged not to be allowed by Nevada law. The plaintiffs also seek attorneys' fees and costs. In 2010, the parties engaged in mediation which resulted in a proposed settlement. Although the court tentatively approved the settlement in November 2010, the court denied the plaintiffs' motion for final approval of the proposed settlement in May 2011. Following additional activity in the case, in March 2013, the court granted, in part, the plaintiffs' motion for partial summary judgment with respect to restitution and granted the plaintiffs' motion for class certification while denying the Company's motion for partial summary judgment. In October 2014, the court entered final judgment, merging all of its prior rulings and directed Hertz to pay the class approximately $42 million in restitution and $11 million in prejudgment interest, and to pay attorney's fees of $3.1 million with an additional $3.1 million to be paid from the restitution fund. In December 2014, Hertz timely filed an appeal of that final judgment with the U.S. Court of Appeals for the Ninth Circuit and the plaintiffs cross appealed the court's judgment seeking to challenge the lower court's ruling that Hertz did not deceive or mislead the class members. In April 2015, Hertz filed its opening brief. In June 2015, the plaintiffs filed their answering brief and opening brief on their cross-appeal. The Company continues to believe the outcome of this case will not be material to its financial condition, results of operations or cash flows.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleges that Hertz Holdings made material misrepresentations and/or omissions of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiffs seek an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings responded to the amended complaint by filing a motion to dismiss. After a hearing in October 2014, the court granted Hertz Holdings' motion to dismiss the complaint. The dismissal was without prejudice and plaintiffs were granted leave to file a second amended complaint within 30 days of the order. In November 2014, plaintiffs filed a second amended complaint which shortened the putative class period such that it is not alleged to have commenced until May 18, 2013 and makes allegations that are not substantively very different than the allegations in the prior complaint. In early 2015, this case was assigned to a new federal judge in the District of New Jersey and Hertz Holdings responded to the second amended complaint by filing another motion to dismiss. On July 22, 2015, the court granted Hertz Holdings’ motion to dismiss without prejudice and ordered that plaintiff may file a third amended complaint on or before August 22, 2015. The court further ordered that failure to file a third amended complaint will result in dismissal of the case with prejudice. Hertz Holdings believes that it has valid and meritorious defenses and it intends to vigorously defend against any further amendment of the complaint, but litigation is subject to many uncertainties and the outcome of this

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

matter is not predictable with assurance. It is possible that this matter could be decided unfavorably to Hertz Holdings. However, Hertz Holdings is currently unable to estimate the range of these possible losses, but they could be material.

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

Indemnification Obligations

There have been no significant changes to the Company's indemnification obligations as compared to those disclosed in Note 14, "Contingencies and Off-Balance Sheet Commitments" of the Notes to consolidated financial statements included in the 2014 Form 10-K under the caption Item 8, "Financial Statements and Supplementary Data."

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

Revenues and adjusted pre-tax income (loss) by segment and the reconciliation to consolidated amounts are summarized below.

	Three Months Ended June 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
(In millions)	2015	2014	2015	2014
U.S. Car Rental	$1,615	$1,663	$174	$184
International Car Rental	556	641	45	57
Worldwide Equipment Rental	375	384	42	67
All Other Operations	146	142	17	15
Total reportable segments	$2,692	$2,830	278	323
Corporate (1)			(125)	(106)
Consolidated adjusted pre-tax income (loss)			153	217
Adjustments:
Acquisition accounting (2)			(32)	(33)
Debt-related charges (3)			(16)	(12)
Restructuring and restructuring related charges (4)			(47)	(31)
Acquisition related costs and charges (5)			(1)	(2)
Equipment rental spin-off costs (6)			(8)	(12)
Impairment charges and asset write-downs(7)			—	(10)
Integration expenses(8)			(3)	(3)
Relocation costs(9)			(1)	(3)
Other(10)			5	12
Income (loss) before income taxes			$50	$123

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Six Months Ended June 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
(In millions)	2015	2014	2015	2014
U.S. Car Rental	$3,135	$3,220	$244	$306
International Car Rental	992	1,123	52	16
Worldwide Equipment Rental	730	743	76	121
All Other Operations	288	280	31	29
Total reportable segments	$5,145	$5,366	403	472
Corporate (1)			(245)	(229)
Consolidated adjusted pre-tax income (loss)			158	243
Adjustments:
Acquisition accounting(2)			(63)	(65)
Debt-related charges(3)			(32)	(23)
Restructuring and restructuring related charges(4)			(67)	(72)
Acquisition related costs and charges(5)			—	(8)
Equipment rental spin-off costs(6)			(17)	(12)
Impairment charges and asset write-downs(7)			(9)	(10)
Integration Expenses(8)			(3)	(6)
Relocation costs(9)			(4)	(5)
Other(10)			2	22
Income (loss) before income taxes			$(35)	$64

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

(2)	Represents the increase in amortization of other intangible assets, depreciation of property and other equipment and accretion of revalued liabilities relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred debt financing costs and debt discounts and premiums.

(4)
Represents expenses incurred under restructuring actions as defined in U.S. GAAP - for further information on restructuring costs, see Note 8, "Restructuring." Also represents incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes and consulting costs and legal fees related to the accounting review and investigation. The three and six months ended June 30, 2015 also include costs associated with the separation of certain executives.

(5)	Represents costs related to acquisitions and strategic initiatives.

(6)	Represents expenses associated with the anticipated HERC spin-off transaction announced in March 2014.

(7)
For six months ended June 30, 2015, represents impairment of the former Dollar Thrifty headquarters and the impairment of a corporate asset recognized in the first quarter 2015. For the three and six months ended June 30, 2014, represents the write-off of assets associated with a terminated business relationship.

(8)	Primarily represents Dollar Thrifty integration related expenses.

(9)
Represents non-recurring costs incurred in connection with the relocation of the Company's corporate headquarters to Estero, Florida that were not included in restructuring expenses. Such expenses primarily include duplicate facility rent, certain moving expenses, and other costs that are direct and incremental due to the relocation.

(10)
Includes miscellaneous non-recurring or non-cash items. In the three and six months ended June 30, 2014, primarily represents a $19 million litigation settlement received in relation to a class action lawsuit filed against an original equipment manufacturer stemming from recalls of their vehicles in previous years.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Depreciation of revenue earning equipment and lease charges, net

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
U.S. car rental	$398	$391	$819	$815
International car rental	101	124	196	238
Worldwide equipment rental	81	79	157	157
All other operations	116	114	$231	224
Total	$696	$708	$1,403	$1,434

Total assets

(In millions)	June 30, 2015	December 31, 2014
U.S. Car Rental	$14,916	$13,712
International Car Rental	4,201	3,358
Worldwide Equipment Rental	3,939	3,836
All Other Operations	1,534	1,458
Corporate	1,481	1,716
Total	$26,071	$24,080

The increase in total assets for the U.S. and International Car Rental segments was the result of additional fleet acquired to meet seasonal leisure demand during the summer period.

Note 15—Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of June 30, 2015 and December 31, 2014, the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014 and the Statements of Cash Flows for the six months ended June 30, 2015 and 2014 of (a) The Hertz Corporation, ("Parent”); (b) the Parent's subsidiaries that guarantee the Parent's indebtedness ("Guarantor Subsidiaries"); (c) the Parent's subsidiaries that do not guarantee the Parent's indebtedness ("Non-Guarantor Subsidiaries"); (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries ("Eliminations"); and of (e) the Company on a consolidated basis.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$141	$18	$378	$—	$537
Restricted cash and cash equivalents	142	14	265	—	421
Receivables, less allowance for doubtful accounts	274	398	718	—	1,390
Due from affiliates	3,504	1,635	5,331	(10,368)	102
Inventories, net	23	25	27	—	75
Prepaid expenses and other assets	4,149	901	54	(4,166)	938
Revenue earning equipment, net	471	2,178	13,347	—	15,996
Property and equipment, net	800	307	200	—	1,307
Investment in subsidiaries, net	6,934	1,624	—	(8,558)	—
Other intangible assets, net	154	3,172	619	—	3,945
Goodwill	104	1,034	222	—	1,360
Total assets	$16,696	$11,306	$21,161	$(23,092)	$26,071
LIABILITIES AND EQUITY
Intercompany payables	$6,756	$965	$2,647	$(10,368)	$—
Accounts payable	101	296	1,034	—	1,431
Accrued liabilities	590	229	310	—	1,129
Accrued taxes	65	36	2,200	(2,199)	102
Debt	6,616	69	10,997	—	17,682
Public liability and property damage	145	56	183	—	384
Deferred taxes on income		2,654	2,233	(1,967)	2,920
Total liabilities	14,273	4,305	19,604	(14,534)	23,648
Equity:
The Hertz Corporation and Subsidiaries stockholder's equity	2,423	7,001	1,557	(8,558)	2,423
Total liabilities and equity	$16,696	$11,306	$21,161	$(23,092)	$26,071

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$2	$14	$474	$—	$490
Restricted cash and cash equivalents	84	26	461	—	571
Receivables, less allowance for doubtful accounts	272	419	906	—	1,597
Due from affiliates	2,957	1,528	4,395	(8,785)	95
Inventories, net	20	25	22	—	67
Prepaid expenses and other assets	3,900	831	87	(3,901)	917
Revenue earning equipment, net	306	1,988	11,359	—	13,653
Property and equipment, net	730	308	284	—	1,322
Investment in subsidiaries, net	6,897	1,513	—	(8,410)	—
Other intangible assets, net	179	3,213	617	—	4,009
Goodwill	104	1,033	222	—	1,359
Total assets	$15,451	$10,898	$18,827	$(21,096)	$24,080
LIABILITIES AND EQUITY
Intercompany payables	$5,702	$1,005	$2,078	$(8,785)	$—
Accounts payable	65	212	731	—	1,008
Accrued liabilities	599	231	318	—	1,148
Accrued taxes	62	31	2,252	(2,211)	134
Debt	6,393	74	9,526	—	15,993
Public liability and property damage	135	57	193	—	385
Deferred taxes on income	—	2,541	2,066	(1,690)	2,917
Total liabilities	12,956	4,151	17,164	(12,686)	21,585
Equity:
The Hertz Corporation and Subsidiaries stockholder's equity	2,495	6,747	1,663	(8,410)	2,495
Total liabilities and equity	$15,451	$10,898	$18,827	$(21,096)	$24,080

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,181	$702	$1,391	$(582)	$2,692
Expenses:
Direct operating	720	384	402	(1)	1,505
Depreciation of revenue earning equipment and lease charges	452	203	622	(581)	696
Selling, general and administrative	155	58	83	—	296
Interest expense, net	86	6	63	—	155
Other (income) expense, net	(3)	(2)	(5)	—	(10)
Total expenses	1,410	649	1,165	(582)	2,642
Income (loss) before income taxes	(229)	53	226	—	50
(Provision) benefit for taxes on income	76	(17)	(86)	—	(27)
Equity in earnings (losses) of subsidiaries, net of tax	176	68	—	(244)	—
Net income (loss)	23	104	140	(244)	23
Other comprehensive income (loss), net of tax	11	—	7	(7)	11
Comprehensive income (loss)	$34	$104	$147	$(251)	$34

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2014
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,212	$700	$1,570	$(652)	$2,830
Expenses:
Direct operating	739	384	472	(1)	1,594
Depreciation of revenue earning equipment and lease charges	538	174	647	(651)	708
Selling, general and administrative	132	49	84	—	265
Interest expense, net	88	5	69	—	162
Other (income) expense, net	(21)	(1)	—	—	(22)
Total expenses	1,476	611	1,272	(652)	2,707
Income (loss) before income taxes	(264)	89	298	—	123
(Provision) benefit for taxes on income (loss)	94	(33)	(111)	—	(50)
Equity in earnings (losses) of subsidiaries, net of tax	243	34	—	(277)	—
Net income (loss)	73	90	187	(277)	73
Other comprehensive income (loss), net of tax	12	(1)	14	(13)	12
Comprehensive income (loss)	$85	$89	$201	$(290)	$85

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$2,296	$1,359	$2,668	$(1,178)	$5,145
Expenses:
Direct operating	1,414	762	739	(2)	2,913
Depreciation of revenue earning equipment and lease charges	907	387	1,285	(1,176)	1,403
Selling, general and administrative	267	120	173	—	560
Interest expense, net	176	11	121	—	308
Other (income) expense, net	(2)	(1)	(1)	—	(4)
Total expenses	2,762	1,279	2,317	(1,178)	5,180
Income (loss) before income taxes	(466)	80	351	—	(35)
(Provision) benefit for taxes on income	44	(15)	(40)	—	(11)
Equity in earnings (losses) of subsidiaries, net of tax	376	114	—	(490)	—
Net income (loss)	(46)	179	311	(490)	(46)
Other comprehensive income (loss), net of tax	(35)	(4)	(39)	43	(35)
Comprehensive income (loss)	$(81)	$175	$272	$(447)	$(81)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2014
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$2,334	$1,356	$3,097	$(1,421)	$5,366
Expenses:
Direct operating	1,420	742	876	(1)	3,037
Depreciation of revenue earning equipment and lease charges	1,201	343	1,310	(1,420)	1,434
Selling, general and administrative	266	98	177	—	541
Interest expense, net	172	11	132	—	315
Other (income) expense, net	(28)	(1)	4	—	(25)
Total expenses	3,031	1,193	2,499	(1,421)	5,302
Income (loss) before income taxes	(697)	163	598	—	64
(Provision) benefit for taxes on income	254	(60)	(252)	—	(58)
Equity in earnings (losses) of subsidiaries, net of tax	449	53	—	(502)	—
Net income (loss)	6	156	346	(502)	6
Other comprehensive income (loss), net of tax	(6)	(3)	(3)	6	(6)
Comprehensive income (loss)	$—	$153	$343	$(496)	$—

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(810)	$224	$2,718	$(679)	$1,453
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(60)	12	192	—	144
Revenue earning equipment expenditures	(298)	(357)	(7,336)	—	(7,991)
Proceeds from disposal of revenue earning equipment	160	114	4,635	—	4,909
Capital asset expenditures, non-fleet	(87)	(23)	(60)	—	(170)
Proceeds from disposal of property and equipment	27	5	15	—	47
Capital contributions to subsidiaries	(1,544)	—	—	1,544	—
Return of capital from subsidiaries	2,043	37	—	(2,080)	—
Loan to Parent / Guarantor from Non-Guarantor	—	—	(506)	506	—
Acquisitions, net of cash acquired	(17)	(3)	(75)	—	(95)
Advances to Hertz Global Holdings, Inc.	(6)	—	—	—	(6)
Net cash provided by (used in) investing activities	218	(215)	(3,135)	(30)	(3,162)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	1,069	—	1,069
Repayment of long-term debt	(11)	—	(1,021)	—	(1,032)
Short-term borrowings:
Proceeds	—	—	383	—	383
Payments	—	—	(258)	—	(258)
Proceeds under the revolving lines of credit	1,206	—	4,101	—	5,307
Payments under the revolving lines of credit	(970)	(4)	(2,714)	—	(3,688)
Capital contributions received from parent	—	—	1,544	(1,544)	—
Loan to Parent / Guarantor from Non-Guarantor	506	—	—	(506)	—
Payment of dividends and return of capital	—	—	(2,759)	2,759	—
Payment of financing costs	—	(1)	(7)	—	(8)
Net cash provided by (used in) financing activities	731	(5)	338	709	1,773
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(17)	—	(17)
Net change in cash and cash equivalents during the period	139	4	(96)	—	47
Cash and cash equivalents at beginning of period	2	14	474	—	490
Cash and cash equivalents at end of period	$141	$18	$378	$—	$537

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2014
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(1,274)	$218	$2,578	$(116)	$1,406
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(7)	54	96	—	143
Revenue earning equipment expenditures	(89)	(309)	(5,598)	—	(5,996)
Proceeds from disposal of revenue earning equipment	62	149	3,506	—	3,717
Capital assets expenditures, non-fleet	(68)	(15)	(68)	—	(151)
Proceeds from disposal of property and equipment	17	5	23	—	45
Capital contributions to subsidiaries	(415)	(80)	—	495	—
Return of capital from subsidiaries	804	—	—	(804)	—
Acquisitions, net of cash acquired	—	(2)	(4)	—	(6)
Loan to Parent / Guarantor from Non-Guarantor	—	—	(230)	230	—
Advances to Hertz Global Holdings, Inc.	(27)	—	—	—	(27)
Repayments from Hertz Global Holdings, Inc.	25	—	—	—	25
Net cash provided by (used in) investing activities	302	(198)	(2,275)	(79)	(2,250)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	414	—	414
Payment of long-term debt	(10)	—	(87)	—	(97)
Short-term borrowings:
Proceeds	—	—	269	—	269
Payments	—	—	(369)	—	(369)
Proceeds under the revolving lines of credit	1,715	—	1,064	—	2,779
Payments under the revolving lines of credit	(895)	(5)	(1,117)	—	(2,017)
Capital contributions received from parent	—	—	495	(495)	—
Loan to Parent / Guarantor from Non-Guarantor	230	—	—	(230)	—
Payment of dividends and return of capital	—	—	(920)	920	—
Payment of financing costs	—	(3)	(3)	—	(6)
Other	2	—	—	—	2
Net cash provided by (used in) financing activities	1,042	(8)	(254)	195	975
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)
Net change in cash and cash equivalents during the period	70	12	47	—	129
Cash and cash equivalents at beginning of period	62	6	343	—	411
Cash and cash equivalents at end of period	$132	$18	$390	$—	$540

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 16—Subsequent Events

Contingencies

In July 2015, Ryanair Ltd. ("Ryanair") filed a complaint against Hertz Europe Limited, a subsidiary of the Company, in the High Court of Justice, Queen’s Bench Division, Commercial Court, Royal Courts of Justice of the United Kingdom alleging breach of contract in connection with Hertz Europe Limited’s termination of its car hire agreement with Ryanair following a contractual dispute with respect to Ryanair’s agreement to begin using third party ticket distributors. The complaint seeks damages, interest and costs, together with attorney fees. The Company believes that it has valid and meritorious defenses and it intends to vigorously defend against these allegations, but litigation is subject to many uncertainties and the outcome of this matter is not predictable with assurance. The Company has established a reserve for this matter which is not material. However, it is possible that this matter could be decided unfavorably to the Company, accordingly, it is possible that an adverse outcome could exceed the amount accrued in an amount that could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

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

•	Transaction Days - important to management and investors as it represents the number of revenue generating days. It is used as a component to measure Total RPD and fleet efficiency.

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

OUR COMPANY

Hertz and its predecessors have been in the car rental business since 1918 and in the equipment rental business since 1965. We operate our car rental business through the Hertz, Dollar, Thrifty and Firefly brands from approximately 10,355 corporate and franchisee locations in North America and Europe, as well as Africa, Asia, Australia, Latin America,

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the Middle East and New Zealand. We are one of the largest worldwide airport general use car rental companies and our Hertz brand has approximately 8,875 corporate and franchisee locations in approximately 150 countries. Our Dollar and Thrifty brands have approximately 1,350 corporate and franchisee locations in 74 countries and our Firefly brand has approximately 130 corporate and franchisee locations in 21 countries. Our Hertz brand name is one of the most recognized in the world, signifying leadership in quality rental services and products. We have an extensive network of rental locations in the United States, or "U.S.," and in all major European markets. We believe that we maintain one of the leading airport car rental brand market shares, by overall reported revenues, in the U.S. and at approximately 130 major airports in Europe where we have company-operated locations and where data regarding car rental concessionaire activity is available. Our equipment rental business is operated through the Hertz Equipment Rental brand from more than 350 branches in the U.S., Canada, China, France, Qatar, Saudi Arabia, Spain and the United Kingdom, as well as through our international franchises. In addition to car rental and equipment rental businesses, we provide fleet leasing and management services through our Donlen subsidiary.

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

2015 Operating Highlights

Highlights of our business and financial performance in 2015 and key factors influencing our results include:

•
Continued implementation of our previously announced fleet strategy - approximately 320,000 model year 2015 vehicles added to the U.S. car rental fleet through June 30, 2015, approximately 125,000 of which were added during the second quarter of 2015. The U.S. fleet has been significantly renewed since late September 2014 with a 73% improvement in the number of vehicles at or below 30,000 miles at June 30, 2015;

•	We sold 126% and 51% more non-program cars in our U.S. Car Rental segment in the second quarter and first half of 2015, respectively, compared with the second quarter and first half of 2014;

•
Total revenue for the U.S. Car Rental segment for the second quarter of 2015 decreased by 3%. This decline was driven primarily by a 2% reduction in transaction days and a 1% reduction in Total RPD due to the impact of lower fuel prices on ancillary revenue;

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•
Total revenue for the U.S. Car Rental segment for the first half of 2015 decreased by 3%. This decline was driven primarily by a 2% reduction in transaction days and a 1% reduction in Total RPD due to the impact of lower fuel prices on ancillary revenue;

•
Excluding the impact of foreign currency, Worldwide Equipment Rental segment revenues were higher during the second quarter and first half of 2015 as compared to 2014, despite decreased volumes in the oil and gas customer base, due in part to new customer wins and an increase in volume in commercial construction and infrastructure;

•
Higher maintenance costs in the Worldwide Equipment Rental segment due to the investment made to improve the fleet available to rent and sales costs due to an increase in sales force personnel to focus on winning new accounts and diversifying the customer base;

•
Incurred approximately $8 million and $17 million during the second quarter and first half of 2015, respectively, in costs associated with the anticipated separation of the Worldwide Equipment Rental business, as compared to $12 million and $12 million during the second quarter and first half of 2014, respectively; and

•
Incurred approximately $13 million and $23 million during the second quarter and first half of 2015, respectively, in consulting, audit and legal costs associated with the restatement and investigation activities, as compared to $2 million and $9 million during the second quarter and first half of 2014, respectively.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions)	2015	2014		2015	2014
Total revenues	$2,692	$2,830	(5)%	$5,145	$5,366	(4)%
Direct operating expenses	1,505	1,594	(6)	2,913	3,037	(4)
Depreciation of revenue earning equipment and lease charges, net	696	708	(2)	1,403	1,434	(2)
Selling, general and administrative expenses	296	265	12	560	541	4
Interest expense, net	155	162	(4)	309	315	(2)
Other (income) expense, net	(10)	(22)	(55)	(4)	(25)	(84)
Income (loss) before income taxes	50	123	(59)	(35)	64	NM
(Provision) benefit for taxes on income (loss)	(27)	(50)	(46)	(11)	(58)	(81)
Net income (loss)	$23	$73	(68)	$(46)	$6	NM
Adjusted pre-tax income (loss)(a)	$153	$217	(29)	$158	$243	(35)

Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

NM - Not meaningful

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Total revenues decreased $138 million, or 5%, due to decreases in our U.S. and International Car Rental segments and our Worldwide Equipment Rental segment. Lower revenue in our U.S. Car Rental segment was largely driven by a decline in transactions days, which were impacted by a decrease in airport rental volume, as well as a decrease in off airport rental volume due in part to the closure of approximately 200 stores in the second quarter of 2015, based on the results of a location-by-location assessment of our U.S. off airport retail store profitability. Revenue for the U.S. Car Rental segment was also impacted by lower fuel-related ancillary revenue. Lower revenue in our International Car Rental and our Worldwide Equipment rental segments was primarily due to the impact of foreign currency of $105 million and $12 million, respectively.

The decrease in direct operating expenses of $89 million, or 6%, was primarily comprised of a decrease in our U.S. Car Rental segment of $45 million due to a decline in fuel costs, reductions in personnel costs due to the off airport store closures, the discontinuation of future benefit accruals and participation under certain of our pension plans, a decline in net field administration and other direct operating costs of our rental locations, as well as $10 million of asset write-downs occurring in the second quarter of 2014 with no comparable charges in the second quarter of 2015, partially offset by an increase in vehicle damage expenses and other vehicle operating costs. Additionally, direct operating expenses for our International Car Rental segment decreased $62 million, due to the impact of foreign currency. Also, in connection with the termination of a contract in the second quarter of 2015, we had approximately $2 million of accruals, expenses, charges, and write-offs in our International Car Rental segment.

Depreciation of revenue earning equipment and lease charges, net in the second quarter 2015 decreased $12 million, or 2%, as compared to the second quarter of 2014 primarily due to a decrease of $23 million in our International Car Rental segment driven by the impact of foreign currency of $18 million, improved fleet procurement and higher residual values on certain vehicles, partially offset by an increase in our U.S. Car Rental segment of $7 million.

Selling, general and administrative expenses (“SG&A”) increased $31 million, or 12%, primarily due to a $12 million increase in SG&A expenses in our Worldwide Equipment Rental segment resulting from $8 million in costs associated with the separation of a senior executive during the second quarter of 2015, as well as increased costs associated with a larger sales force year over year. In connection with the termination of a contract in the second quarter of 2015, we had approximately $9 million of accruals, expenses, charges, and write-offs in our International Car Rental segment. Additionally, Corporate administrative expenses rose due to an approximately $11 million increase in costs associated with the previously disclosed accounting restatement, investigation and remediation activities. These increases were partially offset by the $16 million favorable impact of foreign currency in our International Car Rental and Worldwide Equipment Rental segments.

Interest expense, net decreased $7 million, or 4%, primarily due to lower interest rates and the favorable impact of foreign currency, partially offset by higher average fleet debt driven by increased levels of revenue earning equipment, as well as increased amortization of deferred debt costs including waiver fees.

Other income of $10 million in the second quarter of 2015 was primarily comprised of earnings associated with our equity method investments. Other income of $22 million in the second quarter 2014 was primarily comprised of a $19 million economic loss settlement related to a class action lawsuit filed against a vehicle manufacturer stemming from recalls of their vehicles in previous years.

The effective tax rate for the second quarter of 2015 was 54% as compared to 41% in the second quarter of 2014. The effective tax rate for the full fiscal year 2015 is expected to be approximately 37%. There was a tax provision of $27 million in the second quarter 2015 as compared to a provision of $50 million in the second quarter 2014. The change was the result of lower taxable income in 2015, discrete items, composition of earnings by jurisdiction and a comparatively larger effect of the suspension of the favorable Subpart F provision of the U.S. Federal Tax Law in the second quarter 2014.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We had adjusted pre-tax income of $153 million in the second quarter 2015 compared with $217 million in the second quarter 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of adjustments on a consolidated basis.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Total revenues decreased $221 million, or 4%, due primarily to decreases in our U.S. Car Rental and International Car Rental segments of $85 million and $131 million, respectively. Lower revenue in our U.S. Car Rental segment was driven by a 2% decline in transaction days, which were impacted by a decrease in airport rental volume and the impact of off airport store closures in the second quarter of 2015. Revenue for the U.S. Car Rental segment was also impacted by lower fuel-related ancillary revenue. Lower revenues for our International Car Rental segment were driven by the $172 million impact of foreign currency. Excluding the impact of foreign currency, revenues for our International Car Rental segment increased $41 million, or 4% during the first half of 2015, driven by a 4% increase in transaction days resulting from improved business mix from U.S. source rentals.

The decrease in direct operating expenses of $124 million, or 4%, was primarily comprised of decreases in our International Car Rental segment of $124 million, of which $109 million was the favorable impact of foreign currency and $14 million of which was attributable to reduced self-insurance expenses due to a loss recorded in the first half of 2014 with no comparable charge in the first half of 2015. There was a decrease in our U.S. Car Rental segment of $27 million comprised of a decline in fuel costs and a decline in net field administration and other direct operating costs of our rental locations, partially offset by increases in personnel expenses, maintenance expense, vehicle damage expense and other vehicle operating costs. The above decreases were partially offset by increases in our Worldwide Equipment Rental segment of $12 million primarily due to increases in salary related expenses and other maintenance expense. Also, in connection with the termination of a contract in the second quarter of 2015, we had approximately $2 million of accruals, expenses, charges, and write-offs in our International Car Rental segment.

Depreciation of revenue earning equipment and lease charges, net decreased $31 million, or 2%, due primarily to a decrease of $42 million in our International Car Rental segment driven by the impact of foreign currency of $33 million, improved fleet procurement and higher residual values on certain vehicles. Partially offsetting the above were slight increases in our U.S. Car Rental and All Other Operations segments.

Selling, general and administrative expenses (“SG&A”) increased $19 million, or 4%, in the first half 2015 compared with 2014, primarily due to increased Corporate administrative expenses of approximately $14 million resulting from the previously disclosed accounting restatement, investigation and remediation activities and $9 million of accruals, expenses, charges, and write offs in our International Car Rental segment in connection with the termination of a contract in the second quarter of 2015. Also, in our Worldwide Equipment Rental segment there was $8 million in costs associated with the separation of a senior executive during the first half of 2015, a $5 million increase in transaction costs for the anticipated separation of our Worldwide Equipment Rental business as well as increased costs associated with a larger sales force year over year. Additionally, there was an impairment charge of $6 million in the first half of 2015 related to the former Dollar Thrifty headquarters campus. These increases were partially offset by the $27 million impact of foreign currency in our International Car Rental and Worldwide Equipment Rental segments.

Interest expense, net decreased $6 million, or 2%, primarily due to lower interest rates and the impact of foreign currency, partially offset by higher average fleet debt driven by increased levels of revenue earning equipment, as well as increased amortization of deferred debt costs including waiver fees.

Other income of $4 million in the first half of 2015 was primarily comprised of earnings associated with our equity method investments, partially offset by $10 million of impairment charges and asset write-downs, see Note 9, "Tangible Asset Impairments." Other income of $25 million in the first half of 2014 was primarily comprised of the $19 million economic loss settlement recorded in the second quarter of 2014.

The effective tax rate for the first half of 2015 was (31)% as compared to 91% in the first half of 2014. The effective tax rate for the full fiscal year 2015 is expected to be approximately 37%. There was a tax provision of $11 million in the first half of 2015 as compared to a provision of $58 million in the first half of 2014. The decrease was due to the

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

pre-tax loss in 2015, discrete items, composition of earnings by jurisdiction and a comparatively larger effect of the suspension of the favorable Subpart F provision of the U.S. Federal Tax Law in the first half of 2014.

We had adjusted pre-tax income of $158 million in the first half 2015 compared with $243 million in the first half 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of adjustments on a consolidated basis.

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Car Rental

During 2015, we continued to increase the percentage of program cars in our car rental fleet. Our strategy remains flexible as we continue to periodically review the efficiencies of an optimal mix between program and non-program cars in our fleet. Non-program cars disposed of through our retail outlets allow us the opportunity for ancillary revenue, such as warranty and financing, during disposition. Program cars generally provide us with flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. As we increase the percentage of program cars the average age of our fleet decreases since the average holding period for program vehicles is shorter than for non-program vehicles.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the three and six months ended 2015 and 2014, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes in our U.S. car rental operations resulted in a net increase in depreciation expense of $27 million and $37 million based on the reviews completed during the second quarter of 2015 and 2014, respectively. Based on the review completed during the first half of 2015 and 2014, depreciation rate changes in our U.S. car rental operations resulted in a net increase in depreciation expense of $57 million and $76 million, respectively. The rate changes in the second quarter and first half of 2015 reflect declining residual values and a reduction in the planned hold period of the vehicles as compared to our year end 2014 estimate.

U.S. Car Rental operations sold approximately 95,000, and 162,000 non-program cars in the second quarter and first half of 2015, respectively, as compared with 42,000 and 107,000 in the second quarter and first half of 2014. The increases were primarily due to the impact of fleet rotation as we refresh our U.S. Car Rental fleet and from holding life reductions of non-program cars.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of June 30, 2015, our U.S. car rental operations had a total of approximately 4,875 corporate and franchisee locations, comprised of 1,660 airport and 3,215 off airport locations.

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions, except for Total RPD and net depreciation per unit per month)	2015	2014		2015	2014
Total revenues	$1,615	$1,663	(3)%	$3,135	$3,220	(3)%
Direct operating expenses	$945	$990	(5)	$1,871	$1,898	(1)
Depreciation of revenue earning equipment and lease charges, net	$398	$391	2	$819	$815	—
Income (loss) before income taxes	$132	$167	(21)	$167	$262	(36)
Adjusted pre-tax income (loss)(a)	$174	$184	(5)	$244	$306	(20)
Transaction days (in thousands) (b)	34,977	35,850	(2)	67,014	68,210	(2)
Total RPD (c)	$45.80	$46.19	(1)	$46.41	$47.00	(1)
Average fleet (d)	511,700	502,500	2	500,500	497,000	1
Fleet efficiency (d)	75%	79%	N/A	74%	77%	N/A
Net depreciation per unit per month (e)	$259	$259	—	$273	$273	—
Program cars as a percentage of average fleet at period end	29%	16%	N/A	29%	16%	N/A
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

N/A - Not applicable

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Total U.S. car rental revenues were $1.6 billion in the second quarter of 2015, down 3% from the second quarter of 2014 as a result of a 2% overall decline in transaction days which were impacted by a decrease in airport rental volume, as well as a decrease in off airport rental volume due in part to the closure of approximately 200 stores based on the results of a location-by-location assessment of our U.S. off airport retail store profitability. Total RPD declined 1% driven predominantly by lower fuel-related ancillary revenue. Off airport revenues comprised 24% of total revenues for the segment in the second quarter of 2015 as compared to 25% in the second quarter of 2014.

Direct operating expenses for our U.S. car rental segment decreased $45 million, or 5%, primarily comprised of the following:

•
Fleet related expenses decreased $23 million year over year primarily due to a $22 million decline in fuel costs, partially offset by increased vehicle damage expenses and other vehicle operating costs.

•
Personnel related expenses decreased $10 million from the second quarter of 2014 due primarily to the closure of certain off airport locations as well as the discontinuation of future benefit accruals and participation under certain of our pension plans.

•
Other direct operating expenses decreased $12 million from second quarter of 2014 due in part to a decline in net field administration and other direct operating costs of our rental locations as well as $10 million of asset write-downs occurring in the second quarter of 2014 with no comparable charges in 2015.

Depreciation of revenue earning equipment and lease charges, net increased $7 million, or 2%, when compared with the second quarter of 2014 primarily due to a larger fleet. Net depreciation per unit per month remained consistent at $259 in the second quarters of 2015 and 2014.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income before income taxes decreased $35 million, or 21%, from the second quarter of 2014 due primarily to the impact of lower revenues and higher depreciation of revenue earning equipment and lease charges, net, partially offset by lower direct operating expenses as discussed above. Additionally, in the second quarter of 2014 we recorded other income of $19 million resulting from an economic loss settlement we received related to a class action lawsuit filed against a vehicle manufacturer stemming from recalls of their vehicles in previous years, with no comparable amounts in the second quarter of 2015.

Adjusted pre-tax income decreased $10 million, or 5%, in the second quarter of 2015 as compared to the second quarter of 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of these adjustments on a consolidated basis.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Total U.S. car rental revenue was $3.1 billion in the first half of 2015, down 3% from the first half of 2014 as a result of a 2% overall decline in transaction days which were impacted by a decrease in airport rental volume in the first quarter of 2015, driven largely by lower discretionary leisure rentals, disruptions from winter storms and lower international inbound tour business, as well as the second quarter 2015 off airport store closures. Total RPD declined 1% driven predominantly by lower fuel-related ancillary revenue, a higher mix of off airport business and a lower mix of higher-rate international inbound business. Off airport revenues comprised 25% of total revenues for the segment in the first half of 2015 as compared to 24% in the first half of 2014.

Direct operating expenses for our U.S. car rental segment decreased $27 million, or 1%, primarily comprised of the following:

•
Fleet related expenses decreased $17 million year over year primarily due to a $40 million decline in fuel costs, partially offset by increases in maintenance expense, vehicle damage expense and other vehicle operating costs.

•
Personnel related expenses increased $8 million from the first half of 2014 due primarily to first quarter 2015 increases in salaries and benefits for incremental headcount for our off airport locations, net of the impact of the closures in the second quarter of 2015, incremental headcount in maintenance personnel to reduce vehicle downtime and incremental headcount in customer facing service personnel. These increases were partially offset by the discontinuation of future benefit accruals and participation under certain of our pension plans.

•
Other direct operating expenses decreased $19 million from the first half of 2014 due to a decline in net field administration and other direct operating costs of our rental locations. Additionally, during the first half of 2015, we wrote off certain service equipment and assets in the amount of $4 million as compared to $10 million of assets written off in the first half of 2014 associated with a terminated business relationship.

Depreciation of revenue earning equipment and lease charges, net increased by $4 million when compared with the first half of 2014 and net depreciation per unit per month remained constant at $273.

Income before income taxes decreased $95 million, or 36%, from the first half 2014 due primarily to the impact of lower revenues and higher depreciation of revenue earning equipment and lease charges, net, partially offset by lower direct operating expenses as discussed above. Additionally, in the first half of 2014 we recorded other income of $19 million resulting from an economic loss settlement we received related to a class action lawsuit filed against a vehicle manufacturer stemming from recalls of their vehicles in previous years, with no comparable amounts in the first half of 2015.

Adjusted pre-tax income decreased $62 million, or 20%, in the first half of 2015 as compared to the first half of 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of these adjustments on a consolidated basis.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International Car Rental

As of June 30, 2015, our international car rental operations had a total of approximately 5,480 corporate and franchisee locations in approximately 149 countries including Canada, Australia, New Zealand and in the regions of Europe, Latin and South America, Caribbean, Asia, Africa and the Middle East.

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions, except for Total RPD and net depreciation per unit per month)	2015	2014		2015	2014
Total revenues	$556	$641	(13)%	$992	$1,123	(12)%
Direct operating expenses	$332	$394	(16)	$599	$723	(17)
Depreciation of revenue earning equipment and lease charges, net	$101	$124	(19)	$196	$238	(18)
Income (loss) before income taxes	$36	$32	13	$38	$(13)	NM
Adjusted pre-tax income (loss) (a)	$45	$57	(21)	$52	$16	225
Transaction days (in thousands)(b)	12,523	12,096	4	22,298	21,491	4
Total RPD (c)	$47.59	$47.45	—	$47.31	$47.04	1
Average fleet (d)	173,700	172,300	1	158,800	157,000	1
Fleet efficiency (d)	79%	77%	N/A	78%	76%	N/A
Net depreciation per unit per month (e)	$207	$215	(4)	$218	$227	(4)
Program cars as a percentage of average fleet at period end	46%	42%	N/A	46%	42%	N/A

Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

NM - Not meaningful
N/A - Not applicable

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Total revenues for the International Car Rental segment decreased $85 million, or 13%, when compared with the prior-year period, due to the impact of foreign currency of $105 million. Excluding the impact of foreign currency, revenues increased $20 million, or 4%, driven by a 4% increase in transaction days resulting from improved business mix from U.S. source rentals, primarily in our Europe market. Revenues in the second quarter of 2015 were negatively impacted by lower fuel revenues driven by lower market prices and a change in fuel purchase plans sold in the Europe market that took effect late in the second quarter of 2014. Total RPD for the segment remained constant, excluding currency effects.

Direct operating expenses for our International Car Rental segment decreased $62 million, or 16%, from the prior year. Excluding a $63 million impact of foreign currency, direct operating expenses increased approximately $1 million primarily due to a increases in vehicle damage expense, insurance related costs and other vehicle operating costs resulting from a higher number of transactions days as well as higher compensation related expenses. Also, in connection with the termination of a contract in the second quarter of 2015, we had approximately $2 million of accruals, expenses, charges, and write-offs in our International Car Rental segment. The above was mostly offset by reduced fuel costs and lower restructuring charges.

Depreciation of revenue earning equipment and lease charges, net for our International Car Rental segment decreased $23 million, or 19%, mainly driven by the impact of foreign currency of $18 million, improved fleet procurement and higher residual values on certain vehicles. Net depreciation per unit per month decreased 4% to $207 from $215 year over year, excluding currency effects on a constant currency basis.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income before income taxes for our International Car Rental segment was $36 million in the second quarter 2015 as compared to $32 million in the second quarter 2014 due mainly to the factors above coupled with a decrease in interest expense, net of $7 million, partially offset by approximately $9 million of accruals, expenses, charges, and write offs in connection with the termination of a contract in the second quarter of 2015.

Adjusted pre-tax income was $45 million for our International Car Rental segment in the second quarter of 2015 as compared to $57 million in the second quarter of 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Total revenues for the International Car Rental segment decreased $131 million, or 12%, as compared with the prior-year period, including a $172 million impact of foreign currency. Excluding the impact of foreign currency, revenues increased $41 million, or 4% during the first half of 2015, driven by a 4% increase in transaction days resulting from improved business mix from U.S. source rentals. Revenues in the first half of 2015 were negatively impacted by lower fuel revenues driven by lower market prices and a change in fuel purchase plans sold in the Europe market that took effect late in the second quarter of 2014. Total RPD for the segment, which excludes currency effects, rose 1%.

Direct operating expenses for our International Car Rental segment decreased $124 million, or 17%, from the prior year period. Excluding the $109 million impact of foreign currency, direct operating expenses decreased approximately $15 million, primarily due to a decrease in fleet related self-insurance expenses of $14 million resulting from a loss recorded in the first half of 2014 with no comparable charge in the first half of 2015, as well as the second quarter items discussed above. Also, in connection with the termination of a contract in the second quarter of 2015, we had approximately $2 million of accruals, expenses, charges, and write-offs in our International Car Rental segment.

Depreciation of revenue earning equipment and lease charges, net for our International Car Rental segment decreased $42 million, or 18%, mainly driven by the impact of foreign currency of $33 million, improved fleet procurement and higher residual values on certain vehicles. Net depreciation per unit per month decreased 4% to $218 from $227 year over year, excluding currency effects on a constant currency basis.

Income before income taxes for our International Car Rental segment was $38 million in the first half of 2015 as compared to a loss before income taxes of $13 million in the first half of 2014. The change was due mainly to the reduction in direct operating expenses and depreciation of revenue earning equipment and lease charges, net mentioned above, a $12 million decline in interest expense, net, partially offset by lower revenues and approximately $9 million of accruals, expenses, charges, and write offs in connection with the termination of a contract in the second quarter of 2015.

Adjusted pre-tax income for our International Car Rental segment was $52 million in the first half of 2015 as compared to $16 million in the first half of 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Worldwide Equipment Rental

As of June 30, 2015, HERC had a total of more than 350 branches in the U.S., Canada, China, France, Qatar, Saudi Arabia, Spain, the United Kingdom and other International licenses.

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions)	2015	2014		2015	2014
Total revenues	$375	$384	(2)%	$730	$743	(2)%
Direct operating expenses	$214	$210	2	$422	$410	3
Depreciation of revenue earning equipment and lease charges, net	$81	$79	3	$157	$157	—
Income (loss) before income taxes	$20	$49	(59)	$32	$86	(63)
Adjusted pre-tax income (loss) (a)	$42	$67	(37)	$76	$121	(37)
Dollar utilization (f)	34%	35%	N/A	34%	35%	N/A
Time utilization (g)	63%	63%	N/A	62%	62%	N/A
Rental and rental related revenue (h)	$352	$348	1	$689	$675	2
Same store revenue growth (i)	(1)%	4%	N/A	—%	5%	N/A
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

N/A - Not applicable

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Total revenues for the segment decreased $9 million, or 2%, when compared with the prior-year period and increased $3 million, or 1% excluding the impact of foreign currency. Revenue growth was negatively affected by accelerating weakness in oil and gas industries but was favorably impacted by a 2% increase in worldwide equipment rental volumes. The increase in volume was driven by new account growth, which is predominantly derived from small local contractors and specialty segments as we diversify our business. The increase in volume was partially muted by the decline in the oil and gas industry in North America mentioned above. Pricing for the second quarter was up 1% year-over-year. Upstream oil and gas revenue in major upstream markets represented approximately 11% of North American equipment rental and rental-related revenue in the second quarter of 2015, excluding currency effects. This upstream revenue was down approximately 30% in the second quarter as major oil producers reduced spending. In contrast, all other North American rental and rental-related revenue increased approximately 6%.

Direct operating expenses for our Worldwide Equipment Rental segment increased $4 million, or 2%, and increased $12 million excluding the impact of foreign currency. This increase is primarily driven by higher salary related expenses associated with a rise in the headcount for mechanics and increases in other maintenance expense driven by fleet repairs to reduce the fleet unavailable for rent.

Depreciation of revenue earning equipment and lease charges, net increased $2 million, or 3% in second quarter of 2015 when compared with 2014, and increased $4 million excluding the impact of foreign currency. The increase was driven by a larger fleet size as compared to the second quarter of 2014.

Income before income taxes decreased $29 million, or 59%, due to the factors above coupled with a $12 million increase in selling, general and administrative expenses primarily resulting from $5 million in costs associated with separation of a senior executive during second quarter of 2015, as well as increased costs associated with a larger sales force year over year, partially offset by a reduction in costs for the anticipated HERC spin-off transaction.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Total revenues for the segment decreased $13 million, or 2%, when compared with the prior-year period and increased $10 million, or 1% excluding the impact of foreign currency exchange rates. Revenue growth was negatively affected by accelerating weakness in oil and gas industries but was favorably impacted by a 3% increase in worldwide equipment rental volumes. The increase in volume was driven by new account growth, which is predominantly derived from small local contractors and specialty segments as we diversify our business. The increase in volume was partially muted by the decline in the oil and gas industry in North America mentioned above. Pricing for the first half of 2015 was up 1% year-over-year. Upstream oil and gas revenue in major upstream markets represented roughly 13% of North American equipment rental and rental-related revenue in the first half of 2015 on a constant currency basis. This upstream revenue was down approximately 21% in the first half as major oil producers reduced spending. In contrast, all other North American rental and rental-related revenue increased approximately 6%.

Direct operating expenses for our Worldwide Equipment Rental segment increased $12 million, or 3%, and increased $27 million excluding the impact of foreign currency. This increase is primarily due to increases in salary related expenses of $7 million due to costs associated with a rise in the headcount for mechanics, increases in other maintenance expense of $8 million driven by fleet repairs to reduce the fleet unavailable for rent and a $5 million increase in bad debt expense.

Depreciation of revenue earning equipment and lease charges, net remained the same in the first half of 2015 when compared with 2014, and increased $4 million excluding the impact of foreign currency.

Income before income taxes decreased $54 million, or 63%, due to the factors above coupled with a $26 million increase in selling, general and administrative expenses primarily resulting from $5 million in costs associated with separation of a senior executive during second quarter of 2015, as well as increased costs associated with a larger sales force year over year. Additionally, there were $17 million of costs for the anticipated HERC spin-off transaction during the first half of 2015 as compared to $12 million in the first half of 2014.

Adjusted pre-tax income decreased $45 million, or 37%. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of these adjustments on a consolidated basis.

All Other Operations

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions)	2015	2014		2015	2014
Total revenues	$146	$142	3%	$288	$280	3%
Direct operating expenses	$6	$6	—	$11	$12	(8)
Depreciation of revenue earning equipment and lease charges, net	$116	$114	2	$231	$224	3
Income (loss) before income taxes	$14	$11	27	$25	$21	19
Adjusted pre-tax income (loss)(a)	$17	$15	13	$31	$29	7
Average Fleet - Donlen	165,600	177,800	(7)	167,100	177,300	(6)
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Our Donlen operations had favorable revenue results in 2015 as compared with 2014 driven by increased volume. Higher revenues were partially offset by higher depreciation of revenue earning equipment and lease charges, net.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Adjusted pre-tax income (loss):
U.S. car rental	$174	$184	$244	$306
International car rental	45	57	52	16
Worldwide equipment rental	42	67	76	121
All other operations	17	15	31	29
Total reportable segments	278	323	403	472
Corporate (1)	(125)	(106)	(245)	(229)
Consolidated adjusted pre-tax income (loss)	153	217	158	243
Adjustments:
Acquisition accounting (2)	(32)	(33)	(63)	(65)
Debt-related charges (3)	(16)	(12)	(32)	(23)
Restructuring and restructuring related charges (4)	(47)	(31)	(67)	(72)
Acquisition related costs and charges (5)	(1)	(2)	—	(8)
Equipment rental spin-off costs (6)	(8)	(12)	(17)	(12)
Impairment charges and asset write-downs(7)	—	(10)	(9)	(10)
Integration expenses(8)	(3)	(3)	(3)	(6)
Relocation costs(9)	(1)	(3)	(4)	(5)
Other (10)	5	12	2	22
Income (loss) before income taxes	$50	$123	$(35)	$64

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

(2)	Represents the increase in amortization of other intangible assets, depreciation of property and other equipment and accretion of revalued liabilities relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred debt financing costs and debt discounts and premiums.

(4)
Represents expenses incurred under restructuring actions as defined in U.S. GAAP. For further information on restructuring costs, see Note 8, "Restructuring." Also represents incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes and consulting costs and legal fees related to the accounting review and investigation. The three and six months ended June 30, 2015 also include costs associated with the separation of certain executives.

(5)	Represents costs related to acquisitions and strategic initiatives.

(6)	Represents expense associated with the anticipated HERC spin-off transaction announced in March 2014.

(7)
For six months ended June 30, 2015, represents impairment of the former Dollar Thrifty headquarters and the impairment of a corporate asset recognized in the first quarter 2015. For the three and six months ended June 30, 2014, represents the write-off of assets associated with a terminated business relationship.

(8)	Primarily represents Dollar Thrifty integration related expenses.

(9)
Represents non-recurring costs incurred in connection with the relocation of the Company's corporate headquarters to Estero, Florida that were not included in restructuring expenses. Such expenses primarily include duplicate facility rent, certain moving expenses, and other costs that are direct and incremental due to the relocation.

(10)
Includes miscellaneous non-recurring or non-cash items. In the three and six months ended June 30, 2014, primarily represents a $19 million litigation settlement received in relation to a class action lawsuit filed against an original equipment manufacturer stemming from recalls of their vehicles in previous years.

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

The following tables reconcile our car rental segment revenues to our total rental revenue and total revenue per transaction day (based on December 31, 2014 foreign exchange rates) for the three and six months ended June 30, 2015 and 2014 ($ in millions, except for Total RPD):

	U.S. car rental segment		International car rental segment
	Three Months Ended June 30,
	2015	2014	2015	2014
Revenues	$1,615	$1,663	$556	$641
Ancillary retail car sales revenue	(13)	(7)	—	—
Foreign currency adjustment	—	—	40	(67)
Total rental revenue	$1,602	$1,656	$596	$574
Transaction days (in thousands)	34,977	35,850	12,523	12,096
Total RPD	$45.80	$46.19	$47.59	$47.45

	U.S. car rental segment		International car rental segment
	Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$3,135	$3,220	$992	$1,123
Ancillary retail car sales revenue	(25)	(14)	—	—
Foreign currency adjustment	—	—	63	(112)
Total rental revenue	$3,110	$3,206	$1,055	$1,011
Transaction days (in thousands)	67,014	68,210	22,298	21,491
Total RPD	$46.41	$47.00	$47.31	$47.04

(d)
Average fleet is determined using a simple average of the number of vehicles at the beginning and end of a given period. Among other things, average fleet is used to calculate our fleet efficiency which represents the portion of the Company's fleet that is being utilized to generate revenue. Fleet efficiency is calculated by dividing total transaction days by the average fleet multiplied by the number of days in a period. In the second quarter and first half of 2014, average fleet used to calculate fleet efficiency in our U.S. Rental Car segment excludes Advantage sublease and Hertz 24/7 vehicles as these vehicles do not have associated transaction days. In the second quarter and first half of 2015, the quantity of Advantage sublease and Hertz 24/7 vehicles rounds to zero. The calculation of fleet efficiency is shown in the tables below.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	U.S. car rental segment		International car rental segment
	Three Months Ended June 30,
	2015	2014	2015	2014
Transaction days (in thousands)	34,977	35,850	12,523	12,096
Average fleet	511,700	502,500	173,700	172,300
Advantage Sublease vehicles	—	(4,400)	—	—
Hertz 24/7 vehicles	—	(1,000)	—	—
Average fleet used to calculate fleet efficiency	511,700	497,100	173,700	172,300
Number of days in period	91	91	91	91
Average fleet multiplied by number of days in period (in thousands)	46,565	45,236	15,807	15,679
Fleet efficiency	75%	79%	79%	77%

	U.S. car rental segment		International car rental segment
	Six Months Ended June 30,
	2015	2014	2015	2014
Transaction days (in thousands)	67,014	68,210	22,298	21,491
Average fleet	500,500	497,000	158,800	157,000
Advantage Sublease vehicles	—	(7,500)	—	—
Hertz 24/7 vehicles	—	(1,000)	—	—
Average fleet used to calculate fleet efficiency	500,500	488,500	158,800	157,000
Number of days in period	181	181	181	181
Average fleet multiplied by number of days in period (in thousands)	90,591	88,419	28,743	28,417
Fleet efficiency	74%	77%	78%	76%

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(e)
Net depreciation per unit per month is a non-GAAP measure that is calculated by dividing depreciation of revenue earning equipment and lease charges, net by the average fleet in each period and then dividing by the number of months in the period reported, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is useful in analyzing underlying trends. Average fleet used to calculate net depreciation per unit per month in our U.S. Rental Car segment includes Advantage sublease and Hertz 24/7 vehicles as these vehicles have associated lease charges. Net depreciation per unit per month represents the amount of average depreciation expense and lease charges, net per vehicle per month. The tables below reconcile this non-GAAP measure to its most comparable GAAP measure, which is depreciation of revenue earning equipment and lease charges, net, (based on December 31, 2014 foreign exchange rates) for the periods shown:

	U.S. car rental segment		International car rental segment
	Three Months Ended June 30,
	2015	2014	2015	2014
Depreciation of revenue earning equipment and lease charges, net (in millions)	$398	$391	$101	$124
Foreign currency adjustment (in millions)	—	—	7	(13)
Adjusted depreciation of revenue earning equipment and lease charges, net (in millions)	$398	$391	$108	$111
Average Fleet	511,700	502,500	173,700	172,300
Adjusted depreciation of revenue earning equipment and lease charges, net divided by average fleet	$778	$778	$622	$644
Number of months in period	3	3	3	3
Net depreciation per unit per month	$259	$259	$207	$215

	U.S. car rental segment		International car rental segment
	Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation of revenue earning equipment and lease charges, net (in millions)	$819	$815	$196	$238
Foreign currency adjustment (in millions)	—	—	12	(24)
Adjusted depreciation of revenue earning equipment and lease charges, net (in millions)	$819	$815	$208	$214
Average Fleet	500,500	497,000	158,800	157,000
Adjusted depreciation of revenue earning equipment and lease charges, net divided by average fleet	$1,636	$1,640	$1,310	$1,363
Number of months in period	6	6	6	6
Net depreciation per unit per month	$273	$273	$218	$227

(f)
Dollar utilization means revenue derived from the rental of equipment divided by the original cost of the equipment including additional capitalized refurbishment costs (with the basis of refurbished assets reset at the refurbishment date).

(g)	Time Utilization means the percentage of time an equipment unit is on-rent during a given period.

(h)
Worldwide equipment rental and rental related revenue consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency (based on December 31, 2014 foreign exchange rates). Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it reflects time and mileage and ancillary charges for equipment on rent and is comparable with the reporting of other industry participants. The following tables reconcile our worldwide equipment rental segment revenues to our worldwide equipment rental and rental related revenue (based on the elements in car rental pricing that management has the ability to control).

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended June 30,
(In millions)	2015	2014
Worldwide Equipment Rental segment revenues	$375	$384
Equipment sales and other revenue	(28)	(29)
Rental and rental related revenue at actual rates	347	355
Foreign currency adjustment	5	(7)
Rental and rental related revenue	$352	$348

	Six Months Ended June 30,
(In millions)	2015	2014
Worldwide Equipment Rental segment revenues	$730	$743
Equipment sales and other revenue	(51)	(55)
Rental and rental related revenue at actual rates	679	688
Foreign currency adjustment	10	(13)
Rental and rental related revenue	$689	$675

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

As of June 30, 2015, we had $537 million of cash and cash equivalents and $421 million of restricted cash. Of these amounts $207 million of cash and cash equivalents and $41 million of restricted cash was held by our subsidiaries outside of the United States and Canada.

The following table summarizes the change in cash and cash equivalents for the periods shown:

	Six Months Ended June 30,
(In millions)	2015	2014	$ Change
Cash provided by (used in):
Operating activities	$1,453	$1,406	$47
Investing activities	(3,162)	(2,250)	(912)
Financing activities	1,773	975	798
Effect of exchange rate changes	(17)	(2)	(15)
Net change in cash and cash equivalents	$47	$129	$(82)

During the six months ended June 30, 2015, we generated $47 million of additional cash from operating activities compared with the same period in 2014. The increase was primarily related to the timing of our cash receipts and payments related to receivables, trade payables and accrued liabilities, partially offset by our net loss for the period compared to net income for the period in 2014.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment, see "Capital Expenditures" below. During the six months ended June 30, 2015, we used $912 million more cash for investing activities compared with the same period in 2014. The increase in the use of funds was

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

due to a $803 million increase in net capital expenditures for revenue earning equipment, primarily within our U.S. Car Rental segment as we implement our previously announced fleet refresh, and $87 million of cash paid to acquire certain Hertz-branded franchises in the first half 2015.

During the six months ended June 30, 2015, cash provided by financing activities increased by $798 million compared with the same period in 2014. The increase was primarily due to increased short term net borrowings under our revolving lines of credit compared to the first half 2014. We believe that cash generated from operations and cash received on the disposal of vehicles and equipment, together with amounts available under various liquidity facilities, will be adequate to permit us to meet our debt maturities over the next twelve months.

The effect of exchange rates on our cash during the six months ended June 30, 2015 was a reduction in cash of $17 million as compared to a reduction in cash of $2 million during the six months ended June 30, 2014. The change was primarily due to the strengthening of the U.S. dollar compared with the Euro.

Financing

Our primary liquidity needs include servicing of corporate and fleet related debt, the payment of operating expenses and purchases of rental vehicles and equipment to be used in our operations. Our primary sources of funding are operating cash flows, cash received on the disposal of vehicles and equipment, borrowings under our asset-backed securitizations and our asset-based revolving credit facilities and access to the credit markets. As of June 30, 2015, we had $17,682 million of total indebtedness outstanding. Cash paid for interest during the six months ended June 30, 2015, was $290 million, net of amounts capitalized. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations, capital expenditures and acquisitions.

Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities, other secured financings and asset-backed securities programs. None of such assets (including the assets owned by HVF II, HVF, RCFC, DNRS II LLC, Donlen Trust and various international subsidiaries that facilitate our international securitizations) are available to satisfy the claims of our general creditors, see Note 5, "Debt" to the Notes to our condensed consolidated financial statements included in this Report for more information.

Our liquidity as of June 30, 2015 consisted of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our fleet debt, see "Borrowing Capacity and Availability" below.

Fleet Debt

RCFC U.S. Fleet Medium Term Notes: Rental Car Finance Corp. ("RCFC"), a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz was the issuer under the RCFC U.S. ABS Program. In 2011, RCFC issued Series 2011-1 Rental Car Asset-Backed Notes in an aggregate original principal amount of $500 million and issued Series 2011-2 Rental Car Asset-Backed Notes in an aggregate original principal amount of $400 million (collectively, the "RCFC U.S. Fleet Medium Term Notes"). In February 2015, the RCFC U.S. Fleet Medium Term Notes were paid in full as scheduled in accordance with their terms.

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

HFLF Medium Term Notes: In June 2015, HFLF issued $300 million in aggregate principal amount of Series 2015-1 Floating Rate Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E, or the “HFLF Series 2015-1 Notes,” collectively. The net proceeds from the issuance of the HFLF Series 2015-1 Notes were used (i) to repay a portion of amounts then-outstanding under the HFLF Series 2014-1 Notes and the HFLF Series 2013-2 Notes and (ii) to make loans to DNRS II. The HFLF Series 2015-1 Notes are floating rate and carry an interest rate based upon a spread to one-month LIBOR. An affiliate of HFLF purchased the Class E Notes, therefore, $11 million of the obligation is eliminated in consolidation.

Borrowing Capacity and Availability

As of June 30, 2015, the following facilities were available to us:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,093	$1,027
Total Corporate Debt	1,093	1,027
Fleet Debt
HVF II U.S. Fleet Variable Funding Notes	1,355	—
HFLF Variable Funding Notes	240	—
European Revolving Credit Facility	—	—
European Securitization	82	—
Hertz-Sponsored Canadian Securitization	12	—
Dollar Thrifty-Sponsored Canadian Securitization	61	—
Australian Securitization	99	—
Capitalized Leases	12	5
Total Fleet Debt	1,861	5
Total	$2,954	$1,032

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

As of June 30, 2015, the Senior ABL Facility had $984 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Letters of Credit

As of June 30, 2015, there were outstanding standby letters of credit totaling $676 million. Of this amount, $662 million was issued under the Senior Credit Facilities. We refer to the Senior Term Facility and the Senior ABL Facility together as the “Senior Credit Facilities.” As of June 30, 2015, none of these letters of credit have been drawn upon.

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

Under the terms of our Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of June 30, 2015, we were not subject to the fixed charge coverage ratio test.

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

Waivers

Due to our accounting restatement, investigation and remediation activities, we failed to file certain quarterly and annual reports and certain of our subsidiaries failed to file statutory financial statements within certain time periods set forth in the documentation of various of our (and/or our special purpose subsidiaries’) financing facilities which resulted in the occurrence of various potential and/or actual defaults and amortization events under certain of such financing facilities which required us to obtain certain waivers. Additional information regarding waivers obtained are described in Note 5, "Debt."

For so long as the waivers remain effective, any potential and/or actual defaults and potential amortization events ceased to exist and were deemed to have been cured for all purposes of the related transaction documents. On July 16, 2015, we filed our 2014 Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Capital Expenditures

The table below sets forth the revenue earning equipment expenditures and capital asset expenditures, non-fleet, and related disposal proceeds for the periods shown:

	Revenue Earning Equipment			Capital Assets, Non-Fleet
Cash inflow (cash outflow)_(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2015
First Quarter	$(3,438)	$2,289	$(1,149)	$(97)	$22	$(75)
Second Quarter	(4,553)	2,620	(1,933)	(73)	25	(48)
	$(7,991)	$4,909	$(3,082)	$(170)	$47	$(123)
2014
First Quarter	$(2,582)	$1,859	$(723)	$(75)	$25	$(50)
Second Quarter	(3,414)	1,858	(1,556)	(76)	20	(56)
	$(5,996)	$3,717	$(2,279)	$(151)	$45	$(106)

The table below sets forth revenue earning equipment capital expenditures, net of disposal proceeds, by segment for the periods shown:

	Six Months Ended June 30,
(In millions)	2015	2014	$ Change	% Change
Revenue earning equipment expenditures, net
U.S. car rental	$(1,911)	$(1,146)	$(765)	67%
International car rental	(621)	(614)	(7)	1
Worldwide equipment rental	(259)	(207)	(52)	25
All other operations	(291)	(312)	21	(7)
Total	$(3,082)	$(2,279)	$(803)	35

The table below sets forth capital asset expenditures, non-fleet, net of disposal proceeds, by segment for the periods shown:

	Six Months Ended June 30,
(In millions)	2015	2014	$ Change	% Change
Capital asset expenditures, non-fleet, net
U.S. car rental	$(16)	$(66)	$50	(76)%
International car rental	(19)	(23)	4	(17)
Worldwide equipment rental	(46)	(9)	(37)	411
All other operations	(2)	(3)	1	(33)
Corporate	(40)	(5)	(35)	700
Total	$(123)	$(106)	$(17)	16

Relocation of Headquarters

The relocation of our corporate headquarters to Estero, Florida is ongoing and we expect to complete the relocation in late 2015. As of June 30, 2015, we have incurred approximately $81 million in expenditures directly related to the relocation of our headquarters including employee relocation, severance, temporary facilities and other associated costs. We anticipate that our future expenditures related to the relocation will be approximately $3 million.

We are currently funding the construction costs related to our new headquarters although most of the cost will be offset by state income tax credits over a period of 20 years. Through June 30, 2015, we have expended approximately $70

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

million related to the construction of our new headquarters. We anticipate our future capital expenditures will be approximately $35 million.

CONTRACTUAL OBLIGATIONS

Material changes to our aggregate indebtedness are described in Part I, Item I, Note 5 "Debt" to the Notes to our condensed consolidated financial statements included in this Report, however, these changes did not significantly revise our future estimated interest payments from those which are set forth in the Contractual Obligations table included in Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2014 Form 10-K.

As of June 30, 2015, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

Indemnification Obligations

There have been no significant changes to our indemnification obligations as compared to those disclosed in Note 14, "Contingencies and Off-Balance Sheet Commitments" of the Notes to our consolidated financial statements included in our 2014 Form 10-K under the caption Item 8, "Financial Statements and Supplementary Data."

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

Some important factors that could affect our actual results include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under "Item 1A—Risk Factors" included in our 2014 Form 10-K filed with the SEC on July 16, 2015 and the following:

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
Evaluation of Disclosure Controls and Procedures
Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2015, due to the identification of material weaknesses in our internal control over financial reporting, as further described in Item 9A of our 2014 Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended June 30, 2015, and, other than those remediation efforts described in “Remediation Plan and Status” in Item 9A of our 2014 Form 10-K, there were no other material changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:	August 10, 2015	THE HERTZ CORPORATION (Registrant)
		By:	/s/ THOMAS C. KENNEDY
Thomas C. Kennedy Senior Executive Vice President and Chief Financial Officer

THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
4.1.9
Eighth Supplemental Indenture, dated as of May 28, 2015, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.50% Senior Notes due 2018.#

4.2.9
Eighth Supplemental Indenture, dated as of May 28, 2015, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021.#

4.3.9
Seventh Supplemental Indenture, dated as of May 28, 2015, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes due 2019.#

4.4.10
Seventh Supplemental Indenture, dated as of May 28, 2015, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 5.875% Senior Notes due 2020, the 6.250% Senior Notes due 2022 and the 4.250% Senior Notes due 2018.#

4.5.13	Waiver Agreement, dated as of May 28, 2015, among Hertz Vehicle Financing LLC, The Hertz Corporation and the Bank of New York Mellon Trust Company, N.A., as Trustee.#
4.5.14
Amendment No. 3 to the Third Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of May 28, 2015, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor.#

4.11.2	Amended and Restated Series 2010-3 Administration Agreement, dated as of June 17, 2015, among Rental Car Finance Corp., The Hertz Corporation, and Deutsche Bank Trust Company Americas, as Trustee.#
4.12.5
Amendment No. 1 to the Amended and Restated Series 2013-G1 Supplement, dated as of June 17, 2015, among Hertz Vehicle Financing LLC, as Issuer, Hertz Vehicle Financing II LP, as Series 2013-G1 Noteholder, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Fourth Amended and Restated Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.#

4.12.6
Amendment No. 1 to the Amended and Restated Series 2014-A Supplement, dated as of June 17, 2015, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, Certain Committed Note Purchasers, Certain Conduit Investors, Certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group I Supplement, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.#

4.14.9
Amended and Restated Group II Supplement, dated as of June 17, 2015, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.#

4.14.10
Amended and Restated Group II Administration Agreement, dated as of June 17, 2015, among The Hertz Corporation, Hertz Vehicle Financing II LP, and The Bank of New York Mellon Trust Company, N.A., as Trustee.#

4.14.11
Fourth Amended and Restated Series 2010-3 Supplement, dated as of June 17, 2015, among Rental Car Finance Corp., as issuer, Deutsche Bank Trust Company Americas, as trustee, and Hertz Vehicle Financing II LP, as Series 2010-3 Noteholder.#

4.14.12
Third Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group
VII), dated as of June 17, 2015, among Rental Car Finance Corp., as lessor, DTG Operations, Inc., as lessee and servicer, The Hertz Corporation, as lessee and guarantor, and those permitted lessees from time to time becoming lessees and servicers thereunder, and Dollar Thrifty Automotive Group, Inc., as master servicer.#

4.14.13
Amendment No. 1, to the Amended and Restated Group I Supplement, dated as of June 17, 2015, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.#

4.14.14
Amendment No. 1 to the Amended and Restated Series 2013-A Supplement, dated as of June 17, 2015, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, Certain Committed Note Purchasers, Certain Conduit Investors, Certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group I Supplement, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.#

THE HERTZ CORPORATION AND SUBSIDIARIES

4.14.15
Amended and Restated Series 2013-B Supplement, dated as of June 17, 2015, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, Certain Committed Note Purchasers, Certain Conduit Investors, Certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group II Supplement, dated as of June 17, 2015, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.#

4.19	Waiver and Consent, dated as of June 17, 2015 among The Hertz Corporation, Hertz Vehicle Financing II LP, The Bank of New York Mellon Trust Company, N.A., and the Lenders party thereto.#
10.2.10
Waiver and Consent, dated as of June 17, 2015, among The Hertz Corporation, Hertz Equipment Rental Corporation, the Canadian Borrowers, the several banks and financial institutions parties thereto as Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent.#

31.1–31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer*
32.1–32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_____________________________________________________________________________
#Incorporated by reference to the exhibit of the same number to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on August 10, 2015.
*Furnished herewith

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