Form 10-Q/A
period 2015-06-30
HERTZ CORP
filed 2015-11-09
CIK 47129

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2015, all of the common stock of the registrant was owned by its affiliate, Hertz Investors, Inc. As of November 2, 2015, 100 shares of the registrant's common stock (par value $0.01) were outstanding.

THE HERTZ CORPORATION AND SUBSIDIARIES

THE HERTZ CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

Amendment

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 10, 2015 (the “Quarterly Report”) is to restate our previously issued condensed consolidated financial statements to correct an error related to the depreciation of vehicles sold through our retail car sales locations. As a result of this error, our depreciation expense during the three and six months ended June 30, 2015 was overstated by $21 million and $18 million, respectively. The impact of this error to the three months ended March 31, 2015 was a $3 million understatement of depreciation expense which we deemed immaterial and therefore has been reflected as an out of period adjustment in our restated results for the three months ended June 30, 2015. In addition to the depreciation expense error, in this amendment we have corrected for an error in direct operating expenses that resulted in a $3 million overstatement of direct operating expenses for the three and six months ended June 30, 2015. The correction of the errors described above resulted in an increase of $21 million to pre-tax income and $13 million to net income (loss) for the three and six months ended June 30, 2015.
Management identified errors that impacted the second quarter 2015 balance sheet classification of tax accounts. As a result, as of June 30, 2015, prepaid expenses and other assets, deferred taxes on income, net, and accrued taxes, net, were understated by $26 million, $5 million and $21 million, respectively. See Note 2, “Restatement,” to our condensed consolidated financial statements for additional information. This Amendment amends and restates our unaudited condensed consolidated financial statements and related disclosures in “Part I - Item 1. Financial Statements” for the three and six months ended June 30, 2015, as well as related disclosures in “Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Part I - Item 4. Controls and Procedures” to reflect the correction of these errors. This Amendment speaks as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Quarterly Report, except as noted above.

Annual and Quarterly Filings

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

THE HERTZ CORPORATION AND SUBSIDIARIES
PART I—FINANCIAL INFORMATION
ITEM l.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	June 30, 2015 (Restated)	December 31, 2014
ASSETS
Cash and cash equivalents	$537	$490
Restricted cash and cash equivalents	421	571
Receivables, net of allowance of $73 and $67, respectively	1,390	1,597
Due from affiliates	102	95
Inventories, net	75	67
Prepaid expenses and other assets	964	917
Revenue earning equipment:
Cars	16,393	14,622
Less accumulated depreciation - cars	(2,986)	(3,411)
Equipment	3,781	3,613
Less accumulated depreciation - equipment	(1,174)	(1,171)
Revenue earning equipment, net	16,014	13,653
Property and other equipment:
Land, buildings and leasehold improvements	1,364	1,268
Service equipment and other	1,075	1,148
Less accumulated depreciation	(1,129)	(1,094)
Property and other equipment, net	1,310	1,322
Other intangible assets, net	3,945	4,009
Goodwill	1,360	1,359
Total assets	$26,118	$24,080
LIABILITIES AND EQUITY
Accounts payable	$1,431	$1,008
Accrued liabilities	1,129	1,148
Accrued taxes, net	123	134
Debt	17,682	15,993
Public liability and property damage	384	385
Deferred taxes on income, net	2,933	2,917
Total liabilities	23,682	21,585
Commitments and contingencies
Equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	3,575	3,566
Accumulated deficit	(989)	(956)
Accumulated other comprehensive income (loss)	(150)	(115)
Total equity	2,436	2,495
Total liabilities and equity	$26,118	$24,080
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (Restated)	2014	2015 (Restated)	2014
Revenues:
Worldwide car rental	$2,171	$2,304	$4,127	$4,343
Worldwide equipment rental	375	384	730	743
All other operations	146	142	288	280
Total revenues	2,692	2,830	5,145	5,366
Expenses:
Direct operating	1,502	1,594	2,910	3,037
Depreciation of revenue earning equipment and lease charges, net	678	708	1,385	1,434
Selling, general and administrative	296	265	560	541
Interest expense, net	155	162	308	315
Other (income) expense, net	(10)	(22)	(4)	(25)
Total expenses	2,621	2,707	5,159	5,302
Income (loss) before income taxes	71	123	(14)	64
(Provision) benefit for taxes on income (loss)	(35)	(50)	(19)	(58)
Net income (loss)	$36	$73	$(33)	$6

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (Restated)	2014	2015 (Restated)	2014
Net income (loss)	$36	$73	$(33)	$6
Other comprehensive income (loss):
Foreign currency translation adjustments	9	21	(39)	18
Unrealized holding gains (losses) on securities	—	—	—	(14)
Reclassification of net unrealized gains on securities to prepaid expense and other assets	—	(7)	—	(7)
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial losses on defined benefit pension plans	4	(1)	6	(1)
Total other comprehensive income (loss) before income taxes	13	13	(33)	(4)
Income tax (provision) benefit related to items of other comprehensive income (loss)	(2)	(1)	(2)	(2)
Total other comprehensive income (loss)	11	12	(35)	(6)
Total comprehensive income (loss)	$47	$85	$(68)	$—

 The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2015 (Restated)	2014
Cash flows from operating activities
Net income (loss)	$(33)	$6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning equipment, net	1,349	1,393
Depreciation and amortization, non-fleet	169	180
Amortization and write-off of deferred financing costs	31	27
Amortization and write-off of debt discount (premium)	(2)	(4)
Stock-based compensation charges	9	13
Provision for receivables allowance	35	32
Deferred taxes on income	19	23
Impairment charges and asset write-downs	20	10
Other	(7)	(4)
Changes in assets and liabilities
Receivables	(164)	(284)
Inventories, prepaid expenses and other assets	(68)	(51)
Accounts payable	57	32
Accrued liabilities	25	(2)
Accrued taxes	3	7
Public liability and property damage	10	28
Net cash provided by (used in) operating activities	1,453	1,406
Cash flows from investing activities
Net change in restricted cash and cash equivalents	144	143
Revenue earning equipment expenditures	(7,991)	(5,996)
Proceeds from disposal of revenue earning equipment	4,909	3,717
Capital asset expenditures, non-fleet	(170)	(151)
Proceeds from disposal of property and other equipment	47	45
Acquisitions, net of cash acquired	(95)	(6)
Advances to Hertz Global Holdings, Inc.	(6)	(27)
Repayments from Hertz Global Holdings, Inc.	—	25
Net cash provided by (used in) investing activities	(3,162)	(2,250)

  The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Six Months Ended June 30,
	2015 (Restated)	2014
Cash flows from financing activities
Proceeds from issuance of long-term debt	1,069	414
Repayments of long-term debt	(1,032)	(97)
Short-term borrowings:
Proceeds	383	269
Payments	(258)	(369)
Proceeds under the revolving lines of credit	5,307	2,779
Payments under the revolving lines of credit	(3,688)	(2,017)
Payment of financing costs	(8)	(6)
Other	—	2
Net cash provided by (used in) financing activities	1,773	975
Effect of foreign exchange rate changes on cash and cash equivalents	(17)	(2)
Net increase (decrease) in cash and cash equivalents during the period	47	129
Cash and cash equivalents at beginning of period	490	411
Cash and cash equivalents at end of period	$537	$540

Supplemental disclosures of cash information:
Cash paid during the period for:
Interest, net of amounts capitalized	$290	$272
Income taxes, net of refunds	18	33
Supplemental disclosures of non-cash information:
Purchases of revenue earning equipment included in accounts payable and accrued liabilities	$533	$865
Sales of revenue earning equipment included in receivables	189	156
Purchases of property and other equipment included in accounts payable	63	52
Sales of property and other equipment included in receivables	16	8

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

Note 2 - Restatement

During the preparation of the Company's Form 10-Q for the third quarter 2015, an error related to the depreciation of vehicles sold through the Company's retail car sales locations was identified that impacted the financial statements filed in the Company's Form 10-Q for the second quarter 2015 and had an immaterial impact on the first quarter 2015. As a result of this error, our depreciation expense during the three and six months ended June 30, 2015 was overstated by $21 million and $18 million, respectively. The impact of this error to the three months ended March 31, 2015 was a $3 million understatement of depreciation expense which we deemed immaterial and therefore has been reflected as an out of period adjustment in our restated results for the three months ended June 30, 2015. In addition to the depreciation expense error, in this amendment we have corrected for an error in direct operating expenses that resulted in a $3 million overstatement of direct operating expenses for the three and six months ended June 30, 2015. The correction of the errors resulted in an increase of $21 million to pre-tax income and $13 million to net income (loss) for the three and six months ended June 30, 2015. Management identified errors that impacted the second quarter 2015 balance sheet classification of tax accounts. As a result, as of June 30, 2015, prepaid expenses and other assets, deferred taxes on income, net, and accrued taxes, net, were understated by $26 million, $5 million and $21 million, respectively.
The impact of the adjustments to previously reported financial statements is shown in the following tables.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

CONDENSED CONSOLIDATED BALANCE SHEET
(In millions, except par value and share data)
	June 30, 2015
	As Previously Reported	Restatement Adjustment	As Restated
ASSETS
Cash and cash equivalents	$537	$—	$537
Restricted cash and cash equivalents	421	—	421
Receivables, net of allowance of $73 and $67, respectively	1,390	—	1,390
Due from affiliates	102	—	102
Inventories, net	75	—	75
Prepaid expenses and other assets	938	26	964
Revenue earning equipment:
Cars	16,393	—	16,393
Less accumulated depreciation - cars	(3,004)	18	(2,986)
Equipment	3,781	—	3,781
Less accumulated depreciation - equipment	(1,174)	—	(1,174)
Revenue earning equipment, net	15,996	18	16,014
Property and other equipment:
Land, buildings and leasehold improvements	1,364	—	1,364
Service equipment and other	1,072	3	1,075
Less accumulated depreciation	(1,129)	—	(1,129)
Property and other equipment, net	1,307	3	1,310
Other intangible assets, net	3,945	—	3,945
Goodwill	1,360	—	1,360
Total assets	$26,071	$47	$26,118
LIABILITIES AND EQUITY
Accounts payable	$1,431	$—	$1,431
Accrued liabilities	1,129	—	1,129
Accrued taxes, net	102	21	123
Debt	17,682	—	17,682
Public liability and property damage	384	—	384
Deferred taxes on income, net	2,920	13	2,933
Total liabilities	23,648	34	23,682
Commitments and contingencies
Equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—	—
Additional paid-in capital	3,575	—	3,575
Accumulated deficit	(1,002)	13	(989)
Accumulated other comprehensive income (loss)	(150)	—	(150)
Total equity	2,423	13	2,436
Total liabilities and equity	$26,071	$47	$26,118

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions)
	Three Months Ended June 30, 2015
	As Previously Reported	Restatement Adjustment	As Restated
Revenues:
Worldwide car rental	$2,171	$—	$2,171
Worldwide equipment rental	375	—	375
All other operations	146	—	146
Total revenues	2,692	—	2,692
Expenses:
Direct operating	1,505	(3)	1,502
Depreciation of revenue earning equipment and lease charges, net	696	(18)	678
Selling, general and administrative	296	—	296
Interest expense, net	155	—	155
Other (income) expense, net	(10)	—	(10)
Total expenses	2,642	(21)	2,621
Income (loss) before income taxes	50	21	71
(Provision) benefit for taxes on income (loss)	(27)	(8)	(35)
Net income (loss)	$23	$13	$36

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions)
	Six Months Ended June 30, 2015
	As Previously Reported	Restatement Adjustment	As Restated
Revenues:
Worldwide car rental	$4,127	$—	$4,127
Worldwide equipment rental	730	—	730
All other operations	288	—	288
Total revenues	5,145	—	5,145
Expenses:
Direct operating	2,913	(3)	2,910
Depreciation of revenue earning equipment and lease charges, net	1,403	(18)	1,385
Selling, general and administrative	560	—	560
Interest expense, net	308	—	308
Other (income) expense, net	(4)	—	(4)
Total expenses	5,180	(21)	5,159
Income (loss) before income taxes	(35)	21	(14)
(Provision) benefit for taxes on income (loss)	(11)	(8)	(19)
Net income (loss)	$(46)	$13	$(33)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
	Six Months Ended June 30, 2015
	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from operating activities
Net income (loss)	$(46)	$13	$(33)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning equipment, net	1,367	(18)	1,349
Depreciation and amortization, non-fleet	169	—	169
Amortization and write-off of deferred financing costs	31	—	31
Amortization and write-off of debt discount (premium)	(2)	—	(2)
Stock-based compensation charges	9	—	9
Provision for receivables allowance	35	—	35
Deferred taxes on income	11	8	19
Impairment charges and asset write-downs	20	—	20
Other	(4)	(3)	(7)
Changes in assets and liabilities

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
Receivables	(164)	—	(164)
Inventories, prepaid expenses and other assets	(42)	(26)	(68)
Accounts payable	57	—	57
Accrued liabilities	25	—	25
Accrued taxes	(23)	26	3
Public liability and property damage	10	—	10
Net cash provided by (used in) operating activities	1,453	—	1,453
Cash flows from investing activities
Net change in restricted cash and cash equivalents	144	—	144
Revenue earning equipment expenditures	(7,991)	—	(7,991)
Proceeds from disposal of revenue earning equipment	4,909	—	4,909
Capital asset expenditures, non-fleet	(170)	—	(170)
Proceeds from disposal of property and other equipment	47	—	47
Acquisitions, net of cash acquired	(95)	—	(95)
Advances to Hertz Global Holdings, Inc.	(6)	—	(6)
Repayments from Hertz Global Holdings, Inc.	—	—	—
Net cash provided by (used in) investing activities	(3,162)	—	(3,162)
Cash flows from financing activities
Proceeds from issuance of long-term debt	1,069	—	1,069
Repayments of long-term debt	(1,032)	—	(1,032)
Short-term borrowings:
Proceeds	383	—	383
Payments	(258)	—	(258)
Proceeds under the revolving lines of credit	5,307	—	5,307
Payments under the revolving lines of credit	(3,688)	—	(3,688)
Payment of financing costs	(8)	—	(8)
Other	—	—	—
Net cash provided by (used in) financing activities	1,773	—	1,773
Effect of foreign exchange rate changes on cash and cash equivalents	(17)	—	(17)
Net increase (decrease) in cash and cash equivalents during the period	47	—	47
Cash and cash equivalents at beginning of period	490	—	490
Cash and cash equivalents at end of period	$537	$—	$537

Note 3—Basis of Presentation and Recently Issued Accounting Pronouncements

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

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The information included in this Form 10-Q/A should be read in conjunction with information included in the Company’s Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission on July 16, 2015 (the "2014 Form 10-K").

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

Note 4—Acquisitions and Divestitures

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 5—Revenue Earning Equipment

The components of revenue earning equipment, net are as follows:

(In millions)	June 30, 2015 (Restated)	December 31, 2014
Revenue earning equipment	$19,734	$17,837
Less: Accumulated depreciation	(4,042)	(4,427)
	15,692	13,410
Revenue earning equipment held for sale, net	322	243
Revenue earning equipment, net	$16,014	$13,653

Depreciation of revenue earning equipment and lease charges, net includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015 (Restated)	2014	2015 (Restated)	2014
Depreciation of revenue earning equipment	$662	$685	$1,337	$1,353
(Gain) loss on disposal of revenue earning equipment(a)	(2)	2	12	40
Rents paid for vehicles leased	18	21	36	41
Depreciation of revenue earning equipment and lease charges, net	$678	$708	$1,385	$1,434

(a)     (Gain) loss on disposal of revenue earning equipment by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
U.S. Car Rental	$5	$11	$25	$54
International Car Rental	(1)	(4)	(1)	(3)
Worldwide Equipment Rental	(6)	(5)	(12)	(11)
Total	$(2)	$2	$12	$40

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

Note 7—Employee Retirement Benefits

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

Note 8—Stock-Based Compensation

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

Note 9—Restructuring

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

Note 10—Tangible Asset Impairments

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 11—Taxes on Income (Loss) - Restated

The effective tax rate for the three months ended June 30, 2015 and 2014 was 49% and 41%, respectively. The effective tax rate for the six months ended June 30, 2015 and 2014 was (136)% and 91%, respectively. The effective tax rate for the full fiscal year 2015 is expected to be approximately 37% .

The Company recorded a tax provision of $35 million for the three months ended June 30, 2015 compared to $50 million for the three months ended June 30, 2014. The change was the result of lower pre-tax income, offset by discrete items in the quarter, composition of earnings by jurisdiction and a comparatively larger effect of the suspension of the favorable Subpart F provision of the U.S. Federal Tax Law in the first quarter 2014.

The Company recorded a tax provision of $19 million for the six months ended June 30, 2015 compared to $58 million for the six months ended June 30, 2014. The provision for taxes on income decreased primarily due to the pre-tax loss in 2015, composition of earnings by jurisdiction and a comparatively larger effect of the suspension of the favorable Subpart F provision of the U.S. Federal Tax Law in the first quarter 2014.

Note 12—Financial Instruments

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

Note 13—Fair Value Measurements

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

Financial Instruments

The fair value of the Company's financial instruments as of June 30, 2015 and December 31, 2014 are shown in Note 12, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

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

Refer to the impairment disclosures in Note 10, "Tangible Asset Impairments" for further information regarding the assets measured at fair value included in the table above.

Note 14—Contingencies and Off-Balance Sheet Commitments

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

Note 15—Segment Information

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

Revenues and adjusted pre-tax income (loss) by segment and the reconciliation to consolidated amounts are summarized below.

	Three Months Ended June 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
(In millions)	2015	2014	2015 (Restated)	2014
U.S. Car Rental	$1,615	$1,663	$195	$184
International Car Rental	556	641	45	57
Worldwide Equipment Rental	375	384	42	67
All Other Operations	146	142	17	15
Total reportable segments	$2,692	$2,830	299	323
Corporate (1)			(125)	(106)
Consolidated adjusted pre-tax income (loss)			174	217
Adjustments:
Acquisition accounting (2)			(32)	(33)
Debt-related charges (3)			(16)	(12)
Restructuring and restructuring related charges (4)			(47)	(31)
Acquisition related costs and charges (5)			(1)	(2)
Equipment rental spin-off costs (6)			(8)	(12)
Impairment charges and asset write-downs(7)			—	(10)
Integration expenses(8)			(3)	(3)
Relocation costs(9)			(1)	(3)
Other(10)			5	12
Income (loss) before income taxes			$71	$123

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Six Months Ended June 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
(In millions)	2015	2014	2015 (Restated)	2014
U.S. Car Rental	$3,135	$3,220	$265	$306
International Car Rental	992	1,123	52	16
Worldwide Equipment Rental	730	743	76	121
All Other Operations	288	280	31	29
Total reportable segments	$5,145	$5,366	424	472
Corporate (1)			(245)	(229)
Consolidated adjusted pre-tax income (loss)			179	243
Adjustments:
Acquisition accounting(2)			(63)	(65)
Debt-related charges(3)			(32)	(23)
Restructuring and restructuring related charges(4)			(67)	(72)
Acquisition related costs and charges(5)			—	(8)
Equipment rental spin-off costs(6)			(17)	(12)
Impairment charges and asset write-downs(7)			(9)	(10)
Integration Expenses(8)			(3)	(6)
Relocation costs(9)			(4)	(5)
Other(10)			2	22
Income (loss) before income taxes			$(14)	$64

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

(2)	Represents the increase in amortization of other intangible assets, depreciation of property and other equipment and accretion of revalued liabilities relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred debt financing costs and debt discounts and premiums.

(4)
Represents expenses incurred under restructuring actions as defined in U.S. GAAP - for further information on restructuring costs, see Note 9, "Restructuring." Also represents incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes and consulting costs and legal fees related to the accounting review and investigation. The three and six months ended June 30, 2015 also include costs associated with the separation of certain executives.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Depreciation of revenue earning equipment and lease charges, net

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015 (Restated)	2014	2015 (Restated)	2014
U.S. car rental	$380	$391	$801	$815
International car rental	101	124	196	238
Worldwide equipment rental	81	79	157	157
All other operations	116	114	$231	224
Total	$678	$708	$1,385	$1,434

Total assets

(In millions)	June 30, 2015 (Restated)	December 31, 2014
U.S. Car Rental	$14,937	$13,712
International Car Rental	4,201	3,358
Worldwide Equipment Rental	3,939	3,836
All Other Operations	1,534	1,458
Corporate	1,507	1,716
Total	$26,118	$24,080

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

The Company has restated its previously issued condensed consolidated financial statements as more fully described in Note 2, "Restatement." The impact of the restatements on the Parent, Guarantor Subsidiaries' and Non-Guarantor Subsidiaries' Condensed Consolidating Balance Sheet as of June 30, 2015, and their Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2015 is presented in the tables that follow. The restatement had no impact to the Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2015.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2015
(In millions)

	Parent (The Hertz Corporation)		Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		The Hertz Corporation & Subsidiaries
	Reported	Restated	Reported	Reported	Reported	Restated	Reported	Restated
ASSETS
Cash and cash equivalents	$141	$141	$18	$378	$—	$—	$537	$537
Restricted cash and cash equivalents	142	142	14	265	—	—	421	421
Receivables, less allowance for doubtful accounts	274	274	398	718	—	—	1,390	1,390
Due from affiliates	3,504	3,504	1,635	5,331	(10,368)	(10,368)	102	102
Inventories, net	23	23	25	27	—	—	75	75
Prepaid expenses and other assets	4,149	4,162	901	54	(4,166)	(4,153)	938	964
Revenue earning equipment, net	471	489	2,178	13,347	—	—	15,996	16,014
Property and equipment, net	800	803	307	200	—	—	1,307	1,310
Investment in subsidiaries, net	6,934	6,934	1,624	—	(8,558)	(8,558)	—	—
Other intangible assets, net	154	154	3,172	619	—	—	3,945	3,945
Goodwill	104	104	1,034	222	—	—	1,360	1,360
Total assets	$16,696	$16,730	$11,306	$21,161	$(23,092)	$(23,079)	$26,071	$26,118
LIABILITIES AND EQUITY
Intercompany payables	$6,756	$6,756	$965	$2,647	$(10,368)	$(10,368)	$—	$—
Accounts payable	101	101	296	1,034	—	—	1,431	1,431
Accrued liabilities	590	590	229	310	—	—	1,129	1,129
Accrued taxes	65	86	36	2,200	(2,199)	(2,199)	102	123
Debt	6,616	6,616	69	10,997	—	—	17,682	17,682
Public liability and property damage	145	145	56	183	—	—	384	384
Deferred taxes on income	—		2,654	2,233	(1,967)	(1,954)	2,920	2,933
Total liabilities	14,273	14,294	4,305	19,604	(14,534)	(14,521)	23,648	23,682
Equity:
The Hertz Corporation and Subsidiaries stockholder's equity	2,423	2,436	7,001	1,557	(8,558)	(8,558)	2,423	2,436
Total liabilities and equity	$16,696	$16,730	$11,306	$21,161	$(23,092)	$(23,079)	$26,071	$26,118

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2015
(In millions)

	Parent (The Hertz Corporation)		Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
	Reported	Restated	Reported	Reported	Reported	Reported	Restated
Total revenues	$1,181	$1,181	$702	$1,391	$(582)	$2,692	$2,692
Expenses:
Direct operating	720	717	384	402	(1)	1,505	1,502
Depreciation of revenue earning equipment and lease charges	452	434	203	622	(581)	696	678
Selling, general and administrative	155	155	58	83	—	296	296
Interest expense, net	86	86	6	63	—	155	155
Other (income) expense, net	(3)	(3)	(2)	(5)	—	(10)	(10)
Total expenses	1,410	1,389	649	1,165	(582)	2,642	2,621
Income (loss) before income taxes	(229)	(208)	53	226	—	50	71
(Provision) benefit for taxes on income	76	68	(17)	(86)	—	(27)	(35)
Equity in earnings (losses) of subsidiaries, net of tax	176	176	68	—	(244)	—	—
Net income (loss)	23	36	104	140	(244)	23	36
Other comprehensive income (loss), net of tax	11	11	—	7	(7)	11	11
Comprehensive income (loss)	$34	$47	$104	$147	$(251)	$34	$47

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2015
(In millions)

	Parent (The Hertz Corporation)		Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
	Reported	Restated	Reported	Reported	Reported	Reported	Restated
Total revenues	$2,296	$2,296	$1,359	$2,668	$(1,178)	$5,145	$5,145
Expenses:
Direct operating	1,414	1,411	762	739	(2)	2,913	2,910
Depreciation of revenue earning equipment and lease charges	907	889	387	1,285	(1,176)	1,403	1,385
Selling, general and administrative	267	267	120	173	—	560	560
Interest expense, net	176	176	11	121	—	308	308
Other (income) expense, net	(2)	(2)	(1)	(1)	—	(4)	(4)
Total expenses	2,762	2,741	1,279	2,317	(1,178)	5,180	5,159
Income (loss) before income taxes	(466)	(445)	80	351	—	(35)	(14)
(Provision) benefit for taxes on income	44	36	(15)	(40)	—	(11)	(19)
Equity in earnings (losses) of subsidiaries, net of tax	376	376	114	—	(490)	—	—
Net income (loss)	(46)	(33)	179	311	(490)	(46)	(33)
Other comprehensive income (loss), net of tax	(35)	(35)	(4)	(39)	43	(35)	(35)
Comprehensive income (loss)	$(81)	$(68)	$175	$272	$(447)	$(81)	$(68)

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

Management’s discussion and analysis ("MD&A") should be read in conjunction with the MD&A presented in the 2014 Form 10-K filed on July 16, 2015 and the unaudited condensed consolidated financial statements and accompanying notes included in Item 1 of this Report on Form 10-Q/A, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

RESTATEMENT

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported condensed consolidated financial statements for the three and six months ended June 30, 2015. For additional information and a detailed discussion of the restatement, see Note 2, "Restatement" to the Notes to our condensed consolidated financial statements included in this Report under the caption Item 1, "Condensed Consolidated Financial Statements (Unaudited)."

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions)	2015 (Restated)	2014		2015 (Restated)	2014
Total revenues	$2,692	$2,830	(5)%	$5,145	$5,366	(4)%
Direct operating expenses	1,502	1,594	(6)	2,910	3,037	(4)
Depreciation of revenue earning equipment and lease charges, net	678	708	(4)	1,385	1,434	(3)
Selling, general and administrative expenses	296	265	12	560	541	4
Interest expense, net	155	162	(4)	308	315	(2)
Other (income) expense, net	(10)	(22)	(55)	(4)	(25)	(84)
Income (loss) before income taxes	71	123	(42)	(14)	64	NM
(Provision) benefit for taxes on income (loss)	(35)	(50)	(30)	(19)	(58)	(67)
Net income (loss)	$36	$73	(51)	$(33)	$6	NM
Adjusted pre-tax income (loss)(a)	$174	$217	(20)	$179	$243	(26)

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

The decrease in direct operating expenses of $92 million, or 6%, was primarily comprised of a decrease in our U.S. Car Rental segment of $48 million due to a decline in fuel costs, reductions in personnel costs due to the off airport store closures, the discontinuation of future benefit accruals and participation under certain of our pension plans, a decline in net field administration and other direct operating costs of our rental locations, as well as $10 million of asset write-downs occurring in the second quarter of 2014 with no comparable charges in the second quarter of 2015, partially offset by an increase in vehicle damage expenses and other vehicle operating costs. Additionally, direct operating expenses for our International Car Rental segment decreased $62 million, due to the impact of foreign currency. Also, in connection with the termination of a contract in the second quarter of 2015, we had approximately $2 million of accruals, expenses, charges, and write-offs in our International Car Rental segment.

Depreciation of revenue earning equipment and lease charges, net in the second quarter 2015 decreased $30 million, or 4%, as compared to the second quarter of 2014 primarily due to a decrease of $23 million in our International Car Rental segment driven by the impact of foreign currency of $18 million, improved fleet procurement and higher residual values on certain vehicles. Additionally, despite a larger fleet, there was a decrease in our U.S. Car Rental segment of $11 million due to higher residual values on certain vehicles.

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

The effective tax rate for the second quarter of 2015 was 49% as compared to 41% in the second quarter of 2014. The effective tax rate for the full fiscal year 2015 is expected to be approximately 37%. There was a tax provision of $35 million in the second quarter 2015 as compared to a provision of $50 million in the second quarter 2014. The change was the result of lower taxable income in 2015, discrete items, composition of earnings by jurisdiction and a comparatively larger effect of the suspension of the favorable Subpart F provision of the U.S. Federal Tax Law in the second quarter 2014.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We had adjusted pre-tax income of $174 million in the second quarter 2015 compared with $217 million in the second quarter 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of adjustments on a consolidated basis.

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

The decrease in direct operating expenses of $127 million, or 4%, was primarily comprised of decreases in our International Car Rental segment of $124 million, of which $109 million was the favorable impact of foreign currency and $14 million of which was attributable to reduced self-insurance expenses due to a loss recorded in the first half of 2014 with no comparable charge in the first half of 2015. There was a decrease in our U.S. Car Rental segment of $30 million comprised of a decline in fuel costs and a decline in net field administration and other direct operating costs of our rental locations, partially offset by increases in personnel expenses, maintenance expense, vehicle damage expense and other vehicle operating costs. The above decreases were partially offset by increases in our Worldwide Equipment Rental segment of $12 million primarily due to increases in salary related expenses and other maintenance expense. Also, in connection with the termination of a contract in the second quarter of 2015, we had approximately $2 million of accruals, expenses, charges, and write-offs in our International Car Rental segment.

Depreciation of revenue earning equipment and lease charges, net decreased $49 million, or 3%, due primarily to a decrease of $42 million in our International Car Rental segment driven by the impact of foreign currency of $33 million, improved fleet procurement and higher residual values on certain vehicles. Additionally, despite a larger fleet, there was a decrease in our U.S. Car Rental segment of $14 million due to higher residual values on certain vehicles. Partially offsetting the above was a slight increase in our All Other Operations segments.

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

Other income of $4 million in the first half of 2015 was primarily comprised of earnings associated with our equity method investments, partially offset by $10 million of impairment charges and asset write-downs, see Note 10, "Tangible Asset Impairments." Other income of $25 million in the first half of 2014 was primarily comprised of the $19 million economic loss settlement recorded in the second quarter of 2014.

The effective tax rate for the first half of 2015 was (136)% as compared to 91% in the first half of 2014. The effective tax rate for the full fiscal year 2015 is expected to be approximately 37%. There was a tax provision of $19 million in

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the first half of 2015 as compared to a provision of $58 million in the first half of 2014. The decrease was due to the pre-tax loss in 2015, discrete items, composition of earnings by jurisdiction and a comparatively larger effect of the suspension of the favorable Subpart F provision of the U.S. Federal Tax Law in the first half of 2014.

We had adjusted pre-tax income of $179 million in the first half 2015 compared with $243 million in the first half 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of adjustments on a consolidated basis.

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

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions, except for Total RPD and net depreciation per unit per month)	2015 (Restated)	2014		2015 (Restated)	2014
Total revenues	$1,615	$1,663	(3)%	$3,135	$3,220	(3)%
Direct operating expenses	$942	$990	(5)	$1,868	$1,898	(2)
Depreciation of revenue earning equipment and lease charges, net	$380	$391	(3)	$801	$815	(2)
Income (loss) before income taxes	$153	$167	(8)	$188	$262	(28)
Adjusted pre-tax income (loss)(a)	$195	$184	6	$265	$306	(13)
Transaction days (in thousands) (b)	34,977	35,850	(2)	67,014	68,210	(2)
Total RPD (c)	$45.80	$46.19	(1)	$46.41	$47.00	(1)
Average fleet (d)	511,700	502,500	2	500,500	497,000	1
Fleet efficiency (d)	75%	79%	N/A	74%	77%	N/A
Net depreciation per unit per month (e)	$248	$259	(4)	$267	$273	(2)
Program cars as a percentage of average fleet at period end	29%	16%	N/A	29%	16%	N/A
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

Direct operating expenses for our U.S. car rental segment decreased $48 million, or 5%, primarily comprised of the following:

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

•
Other direct operating expenses decreased $15 million from second quarter of 2014 due in part to a decline in net field administration and other direct operating costs of our rental locations as well as $10 million of asset write-downs occurring in the second quarter of 2014 with no comparable charges in 2015.

Despite a larger fleet, depreciation of revenue earning equipment and lease charges, net decreased $11 million, or 3%, when compared with the second quarter of 2014 due to higher residual values on certain vehicles. Net depreciation per unit per month decreased 4% to $248 from $259 year over year

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income before income taxes decreased $14 million, or 8%, from the second quarter of 2014 due primarily to the impact of lower revenues, partially offset by a decrease in depreciation of revenue earning equipment and lease charges, net, and lower direct operating expenses as discussed above. Additionally, in the second quarter of 2014 we recorded other income of $19 million resulting from an economic loss settlement we received related to a class action lawsuit filed against a vehicle manufacturer stemming from recalls of their vehicles in previous years, with no comparable amounts in the second quarter of 2015.

Adjusted pre-tax income increased $11 million, or 6%, in the second quarter of 2015 as compared to the second quarter of 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of these adjustments on a consolidated basis.

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

Direct operating expenses for our U.S. car rental segment decreased $30 million, or 2%, primarily comprised of the following:

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

•
Other direct operating expenses decreased $22 million from the first half of 2014 due to a decline in net field administration and other direct operating costs of our rental locations. Additionally, during the first half of 2015, we wrote off certain service equipment and assets in the amount of $4 million as compared to $10 million of assets written off in the first half of 2014 associated with a terminated business relationship.

Despite a larger fleet, depreciation of revenue earning equipment and lease charges, net decreased by $14 million, or 2%, when compared with the first half of 2014 due to higher residual values on certain vehicles. Net depreciation per unit per month decreased 2% to $267 from $273 year over year

Income before income taxes decreased $74 million, or 28%, from the first half 2014 due primarily to the impact of lower revenues, partially offset by a decrease in depreciation of revenue earning equipment and lease charges, net, and lower direct operating expenses as discussed above. Additionally, in the first half of 2014 we recorded other income of $19 million resulting from an economic loss settlement we received related to a class action lawsuit filed against a vehicle manufacturer stemming from recalls of their vehicles in previous years, with no comparable amounts in the first half of 2015.

Adjusted pre-tax income decreased $41 million, or 13%, in the first half of 2015 as compared to the first half of 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of these adjustments on a consolidated basis.

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

Income before income taxes decreased $54 million, or 63%, due to the factors above coupled with a $26 million increase in selling, general and administrative expenses primarily resulting from $5 million in costs associated with separation of a senior executive during second quarter of 2015 as well as increased costs associated with a larger sales force year over year. Additionally, there were $17 million of costs for the anticipated HERC spin-off transaction during the first half of 2015 as compared to $12 million in the first half of 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015 Restated	2014	2015 Restated	2014
Adjusted pre-tax income (loss):
U.S. car rental	$195	$184	$265	$306
International car rental	45	57	52	16
Worldwide equipment rental	42	67	76	121
All other operations	17	15	31	29
Total reportable segments	299	323	424	472
Corporate (1)	(125)	(107)	(247)	(233)
Consolidated adjusted pre-tax income (loss)	174	216	177	239
Adjustments:
Acquisition accounting (2)	(32)	(33)	(63)	(65)
Debt-related charges (3)	(16)	(13)	(32)	(25)
Restructuring and restructuring related charges (4)	(47)	(31)	(67)	(72)
Acquisition related costs and charges (5)	(1)	(2)	—	(8)
Equipment rental spin-off costs (6)	(8)	(12)	(17)	(12)
Impairment charges and asset write-downs(7)	—	(10)	(9)	(10)
Integration expenses(8)	(3)	(3)	(3)	(6)
Relocation costs(9)	(1)	(3)	(4)	(5)
Other (10)	5	12	2	22
Income (loss) before income taxes	$71	$121	$(16)	$58

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

(2)	Represents the increase in amortization of other intangible assets, depreciation of property and other equipment and accretion of revalued liabilities relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred debt financing costs and debt discounts and premiums.

(4)
Represents expenses incurred under restructuring actions as defined in U.S. GAAP. For further information on restructuring costs, see Note 9, "Restructuring." Also represents incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes and consulting costs and legal fees related to the accounting review and investigation. The three and six months ended June 30, 2015 also include costs associated with the separation of certain executives.

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

	U.S. car rental segment		International car rental segment
	Three Months Ended June 30,
	2015 (Restated)	2014	2015	2014
Depreciation of revenue earning equipment and lease charges, net (in millions)	$380	$391	$101	$124
Foreign currency adjustment (in millions)	—	—	7	(13)
Adjusted depreciation of revenue earning equipment and lease charges, net (in millions)	$380	$391	$108	$111
Average Fleet	511,700	502,500	173,700	172,300
Adjusted depreciation of revenue earning equipment and lease charges, net divided by average fleet	$743	$778	$622	$644
Number of months in period	3	3	3	3
Net depreciation per unit per month	$248	$259	$207	$215

	U.S. car rental segment		International car rental segment
	Six Months Ended June 30,
	2015 (Restated)	2014	2015	2014
Depreciation of revenue earning equipment and lease charges, net (in millions)	$801	$815	$196	$238
Foreign currency adjustment (in millions)	—	—	12	(24)
Adjusted depreciation of revenue earning equipment and lease charges, net (in millions)	$801	$815	$208	$214
Average Fleet	500,500	497,000	158,800	157,000
Adjusted depreciation of revenue earning equipment and lease charges, net divided by average fleet	$1,600	$1,640	$1,310	$1,363
Number of months in period	6	6	6	6
Net depreciation per unit per month	$267	$273	$218	$227

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

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment, see "Capital Expenditures" below. During the six months ended June 30, 2015, we used $912 million more cash for investing activities compared with the same period in 2014. The increase in the use of funds was due to a $803 million increase in net capital expenditures for revenue earning equipment, primarily within our U.S. Car Rental segment as we implement our previously announced fleet refresh, and $87 million of cash paid to acquire certain Hertz-branded franchises in the first half 2015.

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

Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities, other secured financings and asset-backed securities programs. None of such assets (including the assets owned by HVF II, HVF, RCFC, DNRS II LLC, Donlen Trust and various international subsidiaries that facilitate our international securitizations) are available to satisfy the claims of our general creditors, see Note 6, "Debt" to the Notes to our condensed consolidated financial statements included in this Report for more information.

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

In addition to borrowings under our Senior Credit Facilities, we have a significant amount of additional debt outstanding. For further information on the terms of our Senior Credit Facilities as well as our significant amount of other debt outstanding, see Note 6, "Debt" to the Notes to our condensed consolidated financial statements included in this Report and Note 6, "Debt" to the Notes to our consolidated financial statements included in our Form 10-K under the caption Item 8, "Financial Statements and Supplementary Data." For a discussion of the risks associated with our significant indebtedness, see Item 1A, "Risk Factors" in our consolidated financial statements included in our Form 10-K.

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

We are currently funding the construction costs related to our new headquarters although most of the cost will be offset by state income tax credits over a period of 20 years. Through June 30, 2015, we have expended approximately $70 million related to the construction of our new headquarters. We anticipate our future capital expenditures will be approximately $35 million.

CONTRACTUAL OBLIGATIONS

Material changes to our aggregate indebtedness are described in Part I, Item I, Note 6 "Debt" to the Notes to our condensed consolidated financial statements included in this Report, however, these changes did not significantly revise our future estimated interest payments from those which are set forth in the Contractual Obligations table included in Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2014 Form 10-K.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 3, "Basis of Presentation and Recently Issued Accounting Pronouncements" to the Notes to our condensed consolidated financial statements included in this Report under the caption Item 1, "Condensed Consolidated Financial Statements (Unaudited)."

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

Some important factors that could affect our actual results include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under "Item 1A—Risk Factors" included in our 2014 Form 10-K filed with the SEC on July 16, 2015 and the following:

•	any claims, investigations or proceedings arising as a result of the restatement of our previously issued financial results;

•	our ability to remediate the material weaknesses in our internal controls over financial reporting described in Item 4 of this Report;

•	the effect of our proposed separation of HERC and ability to obtain the expected benefits of any related transaction;

•	levels of travel demand, particularly with respect to airline passenger traffic in the United States and in global markets;

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

ITEM 4.    CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements

As described in additional detail in the Explanatory Note to our 2014 Form 10-K, in June 2014, we commenced an internal investigation of certain matters related to the accounting during prior periods. The investigation was undertaken by outside counsel, along with independent counsel for the Audit Committee. Counsel received assistance from outside consultants and new senior accounting and compliance personnel. The internal investigation is complete, although our outside counsel and the independent counsel to the Audit Committee continue to provide forensic and investigative support in connection with certain proceedings discussed in Item 1, Note 14, "Contingencies and Off-Balance Sheet Commitments," in this Quarterly Report on Form 10-Q/A. Based on the internal investigation, our review of our financial records, and other work completed by our management, the Audit Committee has concluded that there were material misstatements in the 2011, 2012 and 2013 consolidated financial statements. Accordingly, our Board and management concluded that our consolidated financial statements for these periods should no longer be relied upon and required restatement. The restated consolidated financial statements for 2012 and 2013 are included in our 2014 Form 10-K. The unaudited restated selected data for 2011 is included in Item 6, "Selected Financial Data" in our 2014 Form 10‑K.

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2015, due to the identification of material weaknesses in our internal control over financial reporting, as further described in Item 9A of our 2014 Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management has also determined that the restatement described in Note 2, “Restatement,” in this Quarterly Report on Form 10-Q/A to the condensed consolidated financial statements was an additional effect of the material weakness as it relates to the design of effective controls over certain business processes including our period end financial reporting process as described in Item 9A of our 2014 Form 10-K.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Part I, Item I, Note 14 "Contingencies and Off-Balance Sheet Commitments" and Note 17, "Subsequent Events."

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

The attached list of exhibits in the "Exhibit Index" immediately following the signature page to this Report is filed as part of this Form 10-Q/A and is incorporated herein by reference in response to this item.

THE HERTZ CORPORATION AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2015	THE HERTZ CORPORATION (Registrant)
		By:	/s/ THOMAS C. KENNEDY
Thomas C. Kennedy Senior Executive Vice President and Chief Financial Officer

THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
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
_____________________________________________________________________________
#Incorporated by reference to the exhibit of the same number to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on November 9, 2015.
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