Form 10-Q
period 2015-09-30
HERTZ CORP
filed 2015-11-09
CIK 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2015, 100 shares of common stock (par value $0.01) of the registrant were outstanding and owned by its affiliate, Hertz Investors, Inc.

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

Due to the length of the review of our historical financial statements, we were unable to file the 2014 Form 10-K until July 16, 2015. In the 2014 Form 10-K we restated our financial statements for the years ended December 31, 2012 and 2013, including the 2013 interim periods. In addition, we also included restated unaudited selected financial data for the year ended December 31, 2011. We also included in the 2014 Form 10-K the financial data for the three and nine months ended September 30, 2014 and management's discussion and analysis for the quarterly period then ended that would typically be disclosed in a Form 10-Q. We have not, and do not intend to file our Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2014.

On November 9, 2015, the Company amended its Report on Form 10-Q for the quarterly period ended June 30, 2015 (the "Form 10-Q/A"). The purpose of the amendment was to restate its previously issued condensed consolidated financial statements to correct errors related to the depreciation of vehicles sold through the Company's retail locations. As a result of this error, depreciation expense during the three and six months ended June 30, 2015 was overstated by $21 million and $18 million. The impact of this error to the three months ended March 31, 2015 was a $3 million understatement of depreciation expense which we deemed immaterial and therefore the amount has been reflected as an out of period adjustment in our restated results for the three months ended June 30, 2015. Additionally, for the quarter ended June 30, 2015, the Company corrected an error in direct operating expenses in the previously reported quarter that resulted in a $3 million overstatement of direct operating expenses for the three and six months ended June 30, 2015. Management identified errors that impacted the second quarter 2015 balance sheet classification of tax accounts. As a result, as of June 30, 2015, prepaid expenses and other assets, deferred taxes on income, net, and accrued taxes, net, were understated by $26 million, $5 million and $21 million, respectively. Refer to Note 2, "Restatement" in the Form 10-Q/A for more information.

i

THE HERTZ CORPORATION AND SUBSIDIARIES
PART I—FINANCIAL INFORMATION
ITEM l.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$509	$490
Restricted cash and cash equivalents	280	571
Receivables, net of allowance of $68 and $67, respectively	1,623	1,597
Due from affiliates	365	95
Inventories, net	62	67
Prepaid expenses and other assets	935	917
Revenue earning equipment:
Vehicles	15,012	14,622
Less accumulated depreciation - vehicles	(2,862)	(3,411)
Equipment	3,582	3,613
Less accumulated depreciation - equipment	(1,106)	(1,171)
Revenue earning equipment, net	14,626	13,653
Property and other equipment:
Land, buildings and leasehold improvements	1,302	1,268
Service equipment and other	1,058	1,148
Less accumulated depreciation	(1,083)	(1,094)
Property and other equipment, net	1,277	1,322
Other intangible assets, net	3,900	4,009
Goodwill	1,358	1,359
Total assets	$24,935	$24,080
LIABILITIES AND EQUITY
Accounts payable	$917	$1,008
Accrued liabilities	1,216	1,148
Accrued taxes, net	136	134
Debt	16,609	15,993
Public liability and property damage	391	385
Deferred taxes on income, net	3,027	2,917
Total liabilities	22,296	21,585
Commitments and contingencies
Equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	3,580	3,566
Accumulated deficit	(751)	(956)
Accumulated other comprehensive income (loss)	(190)	(115)
Total equity	2,639	2,495
Total liabilities and equity	$24,935	$24,080
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Worldwide car rental	$2,426	$2,563	$6,552	$6,907
Worldwide equipment rental	401	413	1,131	1,155
All other operations	149	145	439	425
Total revenues	2,976	3,121	8,122	8,487
Expenses:
Direct operating	1,564	1,702	4,475	4,738
Depreciation of revenue earning equipment and lease charges, net	717	746	2,102	2,180
Selling, general and administrative	259	303	821	844
Interest expense, net	157	163	464	479
Other (income) expense, net	(29)	3	(34)	(22)
Total expenses	2,668	2,917	7,828	8,219
Income (loss) before income taxes	308	204	294	268
(Provision) benefit for taxes on income (loss)	(70)	(54)	(89)	(112)
Net income (loss)	$238	$150	$205	$156

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$238	$150	$205	$156
Other comprehensive income (loss):
Foreign currency translation adjustments	(43)	(38)	(82)	(21)
Unrealized holding gains (losses) on securities	—	—	—	(14)
Reclassification of net unrealized gains on securities to prepaid expense and other assets	—	—	—	(7)
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial losses on defined benefit pension plans	3	3	9	2
Total other comprehensive income (loss) before income taxes	(40)	(35)	(73)	(40)
Income tax (provision) benefit related to items of other comprehensive income (loss)	—	(2)	(2)	(4)
Total other comprehensive income (loss)	(40)	(37)	(75)	(44)
Total comprehensive income (loss)	$198	$113	$130	$112

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$205	$156
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning equipment, net	2,047	2,119
Depreciation and amortization, non-fleet	265	272
Amortization and write-off of deferred financing costs	45	41
Amortization and write-off of debt discount (premium)	(2)	(8)
Stock-based compensation charges	14	14
Provision for receivables allowance	54	47
Deferred taxes on income	89	33
Impairment charges and asset write-downs	26	10
(Gain) loss on sale of shares in equity method investment	(56)	—
Other	(7)	3
Changes in assets and liabilities
Receivables	(102)	(187)
Inventories, prepaid expenses and other assets	(10)	(58)
Accounts payable	(11)	34
Accrued liabilities	95	153
Accrued taxes	15	57
Public liability and property damage	19	47
Net cash provided by (used in) operating activities	2,686	2,733
Cash flows from investing activities
Net change in restricted cash and cash equivalents	284	107
Revenue earning equipment expenditures	(10,010)	(8,442)
Proceeds from disposal of revenue earning equipment	6,788	5,316
Capital asset expenditures, non-fleet	(250)	(232)
Proceeds from disposal of property and other equipment	69	67
Acquisitions, net of cash acquired	(95)	(69)
Sales of (investment in) shares in equity method investment	100	(30)
Advances to Hertz Global Holdings, Inc.	(270)	(28)
Repayments from Hertz Global Holdings, Inc.	—	25
Net cash provided by (used in) investing activities	(3,384)	(3,286)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities
Proceeds from issuance of long-term debt	1,076	400
Repayments of long-term debt	(1,100)	(207)
Short-term borrowings:
Proceeds	543	528
Payments	(434)	(537)
Proceeds under the revolving lines of credit	5,906	4,018
Payments under the revolving lines of credit	(5,243)	(3,405)
Payment of financing costs	(11)	(12)
Other	1	4
Net cash provided by (used in) financing activities	738	789
Effect of foreign exchange rate changes on cash and cash equivalents	(21)	(18)
Net increase (decrease) in cash and cash equivalents during the period	19	218
Cash and cash equivalents at beginning of period	490	411
Cash and cash equivalents at end of period	$509	$629

Supplemental disclosures of cash information:
Cash paid during the period for:
Interest, net of amounts capitalized	$393	$384
Income taxes, net of refunds	31	47
Supplemental disclosures of non-cash information:
Purchases of revenue earning equipment included in accounts payable and accrued liabilities	$203	$241
Sales of revenue earning equipment included in receivables	605	464
Purchases of property and other equipment included in accounts payable	60	71
Sales of property and other equipment included in receivables	28	27
Revenue earning equipment and property and equipment acquired through capital lease	11	16

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

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission ("SEC") on July 16, 2015 (the "2014 Form 10-K").

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Hertz and its wholly and majority owned domestic and international subsidiaries. In the event that the Company is a primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity are included in the Company's consolidated financial statements. The Company accounts for its investment in CAR Inc. and other immaterial investments in joint ventures using the equity method when it has significant influence but not control and is not the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

Out Of Period Adjustments

The Company has identified various misstatements relating to prior period financial statements that it has corrected in the third quarter of 2015. The cumulative impact of the adjustments was a decrease to pre-tax income of approximately $18 million (of which $13 million relates to years prior to 2015) and a decrease to net earnings of approximately $13 million and is comprised of $4 million related to the accounting for the post-acquisition sale of land that was revalued as part of the December 2005 acquisition, $4 million of additional accruals for the periods 2009 through 2014 resulting

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

from concession audits at certain airport locations, a $4 million obligation to a jurisdiction for customer transaction fees, $3 million of additional write-offs of assets that were incorrectly capitalized and $3 million of other miscellaneous adjustments. The Company considered both quantitative and qualitative factors in assessing the materiality of the items individually, and in the aggregate, and determined that the misstatements were not material to any prior period and not material to the three and nine months ended September 30, 2015.

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

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued guidance requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued guidance clarifying that debt issuance costs related to line-of-credit arrangements may be deferred and presented as an asset. The guidance is effective retrospectively for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The Company is in the process of assessing the potential impacts of adopting this guidance on its financial condition, results of operations and cash flows.

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

Simplifying the Subsequent Measurement of Inventory

In July 2015, the FASB issued guidance that requires inventory to be measured at the lower of cost and net realizable value, excluding inventory measured using the last-in, first-out method or the retail inventory method. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Current guidance requires inventory to be measured at the lower of cost or market. This guidance is effective prospectively for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is in the process of assessing the potential impacts of adopting this guidance on its financial position, results of operations and cash flows.

Simplifying the Accounting for Measurement Period Adjustments for Business Combinations

In September 2015, the FASB issued guidance that requires adjustments to provisional amounts during the measurement period of a business combination to be recognized in the reporting period in which the adjustments are determined, rather than retrospectively. The guidance is effective prospectively for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Adoption of this guidance is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Note 3—Acquisitions and Divestitures

Acquisition

In February 2015, the Company acquired substantially all of the assets of certain Hertz-branded franchises, including existing fleets and contract and concession rights, for $87 million. The franchises acquired include on airport locations in Indianapolis, South Bend and Fort Wayne, Indiana and in Memphis, Tennessee, as well as several smaller off airport locations. The acquisition was part of a strategic decision to increase the number of Hertz-owned locations and capitalize on certain benefits of ownership not available under a franchise agreement.

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

Divestitures

CAR Inc. Investment

In September 2015, the Company sold approximately 60 million shares of CAR Inc. common stock, a publicly traded company on the Hong Kong Stock Exchange, for net proceeds of $100 million which resulted in a pre-tax gain of $56 million. The investment in CAR Inc. is accounted for under the equity method of accounting. The sale of the shares reduced the Company's ownership interest from 16.1%, as of the date of the sale, to 13.6%. See Note 12, "Fair Value Measurements" for the fair value of the Company's ownership interest at September 30, 2015.

HERC Businesses

During the third quarter 2015, the Company signed an agreement and received certain regulatory approval for the sale of its HERC France and Spain businesses comprised of 60 locations in France and two in Spain.

Based on the pending sale, the assets and liabilities of the HERC France and Spain businesses were deemed held for sale. The carrying value of the major components are as follows:

(In millions)	September 30, 2015
ASSETS
Receivables, net of allowance	$21
Inventories, net	4
Prepaid expenses and other assets	3
Revenue earning equipment, net	97
Property and other equipment, net	12
Goodwill	2
Total assets held for sale	$139
LIABILITIES
Accounts payable	$11
Accrued liabilities	10
Accrued taxes, net	2
Deferred taxes on income, net	2
Total liabilities held for sale	$25

The assets and liabilities held for sale are included in prepaid expenses and other assets and accrued liabilities, respectively, in the condensed consolidated balance sheets.

The sale of the HERC France and Spain businesses closed on October 30, 2015. See Note 16, Subsequent Events.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 4—Revenue Earning Equipment

The components of revenue earning equipment, net are as follows:

(In millions)	September 30, 2015	December 31, 2014
Revenue earning equipment	$18,279	$17,837
Less: Accumulated depreciation	(3,877)	(4,427)
	14,402	13,410
Revenue earning equipment held for sale, net	224	243
Revenue earning equipment, net	$14,626	$13,653

Depreciation of revenue earning equipment and lease charges, net includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Depreciation of revenue earning equipment	$669	$701	$2,005	$2,054
(Gain) loss on disposal of revenue earning equipment(a)	30	25	42	65
Rents paid for vehicles leased	18	20	55	61
Depreciation of revenue earning equipment and lease charges, net	$717	$746	$2,102	$2,180

(a)     (Gain) loss on disposal of revenue earning equipment by segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
U.S. Car Rental	$34	$30	$59	$84
International Car Rental	(2)	1	(3)	(2)
Worldwide Equipment Rental	(2)	(6)	(14)	(17)
Total	$30	$25	$42	$65

Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods for the fleet and equipment. The cumulative impact on the periods of depreciation rate changes during 2015 is as follows:

Increase (decrease)	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
U.S. Car Rental(a)	$26	$36	$83	$112
International Car Rental	—	(2)	—	(1)
Worldwide Equipment Rental	1	—	1	—
Total	$27	$34	$84	$111

(a)
The depreciation rate changes in the U.S. car rental operations for the three and nine months ended September 30, 2015 include a net increase in depreciation expense of $11 million based on the review completed during the third quarter of 2015. The depreciation rate changes in the U.S. car rental operations for the three and nine months ended September 30, 2014 include a net increase in depreciation expense of $17 million based on the review completed during the third quarter of 2014.

Note 5—Debt

The Company's debt consists of the following (in millions):

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Facility	Average Interest Rate at September 30, 2015	Fixed or Floating Interest Rate	Maturity	September 30, 2015	December 31, 2014
Corporate Debt
Senior Term Facility	3.26%	Floating	3/2018	$2,067	$2,083
Senior ABL Facility	2.73%	Floating	3/2016–3/2017	253	344
Senior Notes(1)	6.58%	Fixed	4/2018–10/2022	3,900	3,900
Promissory Notes	7.00%	Fixed	1/2028	27	27
Other Corporate Debt	3.94%	Floating	Various	68	74
Unamortized Net (Discount) Premium (Corporate)				3	3
Total Corporate Debt				6,318	6,431
Fleet Debt
HVF U.S. Fleet Medium Term Notes
HVF Series 2009-2(2)	N/A	N/A	N/A	—	404
HVF Series 2010-1(2)	4.26%	Fixed	2/2014–2/2018	428	490
HVF Series 2011-1(2)	3.51%	Fixed	3/2015–3/2017	230	414
HVF Series 2013-1(2)	1.68%	Fixed	8/2016–8/2018	950	950
				1,608	2,258
RCFC U.S. ABS Program
RCFC U.S. Fleet Medium Term Notes
RCFC Series 2011-1 Notes(2)(3)	N/A	N/A	N/A	—	167
RCFC Series 2011-2 Notes(2)(3)	N/A	N/A	N/A	—	266
				—	433
HVF II U.S. ABS Program
HVF II U.S. Fleet Variable Funding Notes
HVF II Series 2013-A(2)	1.16%	Floating	10/2016	1,129	1,999
HVF II Series 2013-B(2)	1.16%	Floating	10/2016	1,345	976
HVF II Series 2014-A(2)	1.70%	Floating	10/2016	2,011	869
				4,485	3,844
HVF II U.S. Fleet Medium Term Notes
HVF II Series 2015-1(2)	2.93%	Fixed	3/2020	780	—
				780	—
Donlen ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2 Notes(2)	1.22%	Floating	9/2017	244	247
				244	247
HFLF Medium Term Notes
HFLF Series 2013-3 Notes(2)	0.87%	Floating	9/2016–11/2016	321	500
HFLF Series 2014-1 Notes(2)	0.74%	Floating	12/2016–3/2017	330	400
HFLF Series 2015-1 Notes(2)	0.87%	Floating	3/2018–5/2018	295	—
				946	900

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Facility	Average Interest Rate at September 30, 2015	Fixed or Floating Interest Rate	Maturity	September 30, 2015	December 31, 2014
Other Fleet Debt
U.S. Fleet Financing Facility	2.95%	Floating	3/2017	190	164
European Revolving Credit Facility	2.38%	Floating	10/2017	382	304
European Fleet Notes	4.375%	Fixed	1/2019	478	517
European Securitization(2)	1.88%	Floating	10/2016	396	270
Canadian Securitization(2)	1.78%	Floating	1/2018	224	—
Hertz-Sponsored Canadian Securitization(2)	N/A	N/A	N/A	—	105
Dollar Thrifty-Sponsored Canadian Securitization(2)(3)	N/A	N/A	N/A	—	40
Australian Securitization(2)	3.68%	Floating	12/2016	87	112
Brazilian Fleet Financing Facility	18.04%	Floating	10/2015	7	11
Capitalized Leases	3.03%	Floating	2/2015–10/2017	472	364
Unamortized Net (Discount) Premium (Fleet)				(8)	(7)
				2,228	1,880
Total Fleet Debt				10,291	9,562
Total Debt				$16,609	$15,993
N/A - Not Applicable

(1)
References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth on the table below. Outstanding principal amounts for each such series of the Senior Notes is also specified below:

(In millions)	Outstanding Principal
Senior Notes	September 30, 2015	December 31, 2014
4.25% Senior Notes due April 2018	$250	$250
7.50% Senior Notes due October 2018	700	700
6.75% Senior Notes due April 2019	1,250	1,250
5.875% Senior Notes due October 2020	700	700
7.375% Senior Notes due January 2021	500	500
6.25% Senior Notes due October 2022	500	500
	$3,900	$3,900

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

(3)	RCFC U.S. ABS Program and the Dollar Thrifty-Sponsored Canadian Securitization represent fleet debt assumed in connection with the Dollar Thrifty acquisition on November 19, 2012.

The Company’s practice is to maintain sufficient liquidity through cash from operations, credit facilities and other financing arrangements, so that its operations are unaffected by adverse financial market conditions.  As of the third quarter 2015 financial statements, the Company reviewed the credit facilities that will mature within the next twelve months and determined that it is probable that the Company will be able, and has the intent, to refinance the credit facilities before the expiration of such facilities.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Fleet Debt

RCFC U.S. Fleet Medium Term Notes

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

HVF II U.S. Fleet Medium Term Notes

In April 2015, Hertz Vehicle Financing II LP ("HVF II") issued the Series 2015-1 Rental Car Asset-Backed Notes, Class A, Class B, and Class C, or the “HVF II Series 2015-1 Notes”, collectively, in an aggregate principal amount of $780 million. The expected maturity of the HVF II Series 2015-1 Notes is March 2020. The HVF II Series 2015-1 Notes are comprised of $622 million aggregate principal amount of 2.73% Rental Car Asset-Backed Notes, Class A, $119 million aggregate principal amount of 3.52% Rental Car Asset-Backed Notes, Class B, and $39 million aggregate principal amount of 4.35% Rental Car Asset-Backed Notes, Class C. The net proceeds from the sale of the HVF II Series 2015-1 Notes were used (i) to repay a portion of the outstanding principal amount of HVF II's Series 2013-A Notes and HVF II's Series 2014-A Notes and (ii) to make loans to HVF for HVF to acquire or refinance vehicles to be leased to the Company or Dollar Thrifty for use in their daily rental operations.

Capitalized Leases

In May 2015, the U.K. Leveraged Financing was amended to provide for aggregate maximum leasing capacity (subject to asset availability) of up to £300 million during the peak season and at the same time amended and increased the ongoing core facility to £250 million.

European Revolving Credit Facility

In May 2015, Hertz Holdings Netherlands, B.V. ("HHN BV") amended the European Revolving Credit Facility to provide for aggregate maximum borrowings of up to €340 million during the peak season, subject to borrowing base availability, for a seasonal commitment period through December 2015.

HFLF Medium Term Notes

In June 2015, Hertz Fleet Lease Funding LP ("HFLF") issued $300 million in aggregate principal amount of Series 2015-1 Floating Rate Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E, or the “HFLF Series 2015-1 Notes,” collectively. The net proceeds from the issuance of the HFLF Series 2015-1 Notes were used (i) to repay a portion of amounts then-outstanding under the HFLF Series 2014-1 Notes and the HFLF Series 2013-2 Notes and (ii) to make loans to DNRS II LLC. The HFLF Series 2015-1 Notes are floating rate and carry an interest rate based upon a spread to one-month LIBOR. An affiliate of HFLF owns a portion of the obligation related to the Class E Notes as of September 30, 2015, therefore, $5 million of the obligation is eliminated in consolidation.

Canadian Securitizations

In September 2015, Hertz established a new securitization platform, the “Canadian Securitization”, designed to facilitate its financing activities relating to the vehicle fleet used by Hertz in the Canadian daily car rental operations of its Hertz, Dollar, Thrifty and Firefly brands. The lenders under the Canadian Securitization have been granted a security interest primarily in the owned rental car fleet used in the Company's car rental operations in Canada and certain contractual rights related to such vehicles as well as certain other assets owned by the Hertz entities connected to the financing. TCL Funding Limited Partnership, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz, or “Funding LP,” is the issuer under the Canadian Securitization. In connection with the establishment of the Canadian Securitization, in September 2015, Funding LP issued the Series 2015-A Variable Funding Rental Car Asset Backed Notes (the “Funding LP Series 2015-A Notes”) that provide for aggregate maximum borrowings of C$350 million (subject

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

to borrowing base availability) on a revolving basis and a maturity date of January 2018. The net proceeds from the sale of the Funding LP Series 2015-A Notes were used to pay in full the then-outstanding Hertz-Sponsored Canadian Securitization and the Dollar Thrifty-Sponsored Canadian Securitization and there are no longer any amounts outstanding under the Hertz-Sponsored Canadian Securitization and the Dollar Thrifty-Sponsored Canadian Securitization.

HFLF Variable Funding Notes

In September 2015, the HFLF Series 2013-2 Notes were upsized by $100 million providing for an aggregate maximum principal amount of the HFLF Series 2013-2 Notes of $500 million (subject to borrowing base availability). In connection therewith, the maturity date of the HFLF Series 2013-2 Notes was extended to September 2017.

See also Note 16, "Subsequent Events" regarding financing transactions occurring subsequent to the September 30, 2015 balance sheet date.

Borrowing Capacity and Availability

The following facilities were available to the Company as of September 30, 2015:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,373	$1,334
Total Corporate Debt	1,373	1,334
Fleet Debt
HVF II U.S. Fleet Variable Funding Notes	2,090	—
HFLF Variable Funding Notes	256	—
European Revolving Credit Facility	—	—
European Securitization	54	7
Canadian Securitization	37	—
Australian Securitization	88	—
Capitalized Leases	35	5
Total Fleet Debt	2,560	12
Total	$3,933	$1,346

As of September 30, 2015, the Senior ABL Facility had $970 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Letters of Credit

As of September 30, 2015, there were outstanding standby letters of credit totaling $688 million. Of this amount, $675 million was issued under the Senior Term Facility and the Senior ABL Facility (together, the “Senior Credit Facilities”). As of September 30, 2015, none of these letters of credit have been drawn upon.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Cash Restrictions

Certain amounts of cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under the Fleet Debt facilities and the Like-Kind Exchange Program ("LKE Program"). As of September 30, 2015 and December 31, 2014, the portion of total restricted cash and cash equivalents that was associated with the Fleet Debt facilities was $223 million and $515 million, respectively. Restricted cash balances fluctuate based on the timing of purchases and sales of revenue earning vehicles and could also be impacted by the occurrence of an amortization event (an event that results in the amortization of indebtedness prior to its expected maturity).

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

Some of these special purpose entities are consolidated variable interest entities, of which the Company is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of September 30, 2015 and December 31, 2014, the Company's International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets of $605 million and $427 million, respectively, primarily comprised of loans receivable and revenue earning equipment, and total liabilities of $604 million and $426 million, respectively, primarily comprised of debt.

Financial Covenant Compliance

Under the terms of the Senior Term Facility and Senior ABL Facility, the Company is not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Company to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of September 30, 2015, the Company was not subject to the fixed charge coverage ratio test.

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

In December 2014, Hertz entered into an Amendment and Waiver (the “Amendment and Waiver”) relating to the Senior Term Facility. The waiver set forth in the Amendment and Waiver deferred Hertz’s requirement to furnish certain financial statements within certain time periods set forth in the documentation of the Senior Term Facility, as well as waives defaults arising directly or indirectly from (1) the delay in providing such financial statements and (2) the restatement of Hertz’s 2012 and 2013 financial statements.

The Amendment and Waiver increased the interest rates payable on the term loans and credit linked deposits during the period from December 15, 2014 through but excluding the date on which Hertz furnished all financial statements then due to be delivered under the terms of the Senior Term Facility. During such period, (A) the Tranche B Term Loans and the Tranche B-1 Term Loans bore interest at a floating rate measured by reference to, at Hertz’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.00% per annum or (ii) an alternate base rate

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

plus a borrowing margin of 2.00% per annum, and (B) the Tranche B-2 Term Loans will bear interest at a floating rate measured by reference to, at Hertz’s option, either (i) an adjusted LIBOR not less than 0.75% plus a borrowing margin of 2.75% per annum or (ii) an alternate base rate plus a borrowing margin of 1.75% per annum. From and after the date on which Hertz has furnished all financial statements then due to be delivered under the terms of the Senior Term Facility, (A) the Tranche B Term Loans and the Tranche B-1 Term Loans will bear interest at a floating rate measured by reference to, at Hertz’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 2.75% per annum or (ii) an alternate base rate plus a borrowing margin of 1.75% per annum, and (B) the Tranche B-2 Term Loans will bear interest at a floating rate measured by reference to, at Hertz’s option, either (i) an adjusted LIBOR not less than 0.75% plus a borrowing margin of 2.25% per annum or (ii) an alternate base rate plus a borrowing margin of 1.25% per annum.

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

In June 2015, the Company and/or certain of its subsidiaries obtained extensions of previously obtained waivers under the Senior ABL Facility, HVF II U.S. Fleet Variable Funding Notes, European Revolving Credit Facility, European Securitization, Hertz-Sponsored Canadian Securitization, Dollar Thrifty-Sponsored Canadian Securitization, Australian Securitization, U.K. Leveraged Financing, our U.S. Fleet Financing Facility, and various derivative transactions. Such lenders permanently waived any of the aforementioned events arising from the failure to file such financial information within the required time periods. The waivers also facilitated the Company filing a comprehensive annual report on Form 10-K for the period ended December 31, 2014, including audited financial statements of the Company for the year ended December 31, 2014 and unaudited financial statements of Hertz for the fiscal quarters ending March 31, 2014, June 30, 2014 and September 30, 2014, to satisfy its 2014 financial statement delivery obligations under such facilities. In addition, the lenders under such facilities have waived any of the aforementioned events that could arise

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

from any restatement of annual and quarterly financial statements previously delivered by the Company and/or certain of its subsidiaries under such facilities.

On July 16, 2015, the Company filed its 2014 Form 10-K and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015. As a result, any potential and/or actual defaults and potential amortization events ceased to exist and were deemed to have been cured for all purposes of the related transaction documents.

Note 6—Employee Retirement Benefits

Effective December 31, 2014, the Company amended the Hertz Corporation Account Balance Defined Benefit Pension Plan to permanently discontinue future benefit accruals and participation under the plan for non-union employees. The Company anticipates that, while compensation credits will no longer be provided under the plan after 2014 for affected participants, interest credits will continue to be credited on existing participant account balances under the plan until benefits are distributed and service will continue to be recognized for vesting and retirement eligibility requirements.

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

The following table sets forth the net periodic pension expense:

	Pension Benefits
	U.S.		Non-U.S.
	Three Months Ended September 30,
(In millions)	2015	2014	2015	2014
Components of Net Periodic Benefit Cost:
Service cost	$1	$7	$—	$1
Interest cost	6	8	3	3
Expected return on plan assets	(11)	(10)	(3)	(4)
Net amortizations	—	—	—	—
Settlement loss	1	2	2	—
Special termination cost	—	4	—	—
Net periodic pension expense (benefit)	$(3)	$11	$2	$—

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Pension Benefits
	U.S.		Non-U.S.
	Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Components of Net Periodic Benefit Cost:
Service cost	$3	$21	$1	$3
Interest cost	20	24	7	7
Expected return on plan assets	(31)	(30)	(11)	(12)
Net amortizations	2	1	1	—
Settlement loss	3	2	2	—
Special termination cost	—	4	—	—
Net periodic pension expense (benefit)	$(3)	$22	$—	$(2)

The Company's policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time, the Company makes contributions beyond those legally required. The Company made no cash contributions to its U.S. qualified pension plan during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, the Company made cash contributions of $8 million and $22 million, respectively. The Company does not anticipate making cash contributions to its U.S. qualified pension plan during the remainder of 2015.

During the three and nine months ended September 30, 2015, the Company made benefit payments to its U.S. non-qualified pension plans of $1 million and $17 million, respectively. During the three and nine months ended September 30, 2014, the Company made benefit payments to its U.S. non-qualified pension plans of $3 million and $7 million, respectively. The Company made a $3 million discretionary contribution to its United Kingdom defined benefit pension plan (the "U.K. Plan") during each of the nine months ended September 30, 2015 and 2014.

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

Note 7—Stock-Based Compensation

The non-cash stock-based compensation expense associated with the Hertz Holdings' stock-based compensation plans is pushed down from Hertz Holdings and recorded on the books at the Hertz level.

During the nine months ended September 30, 2015, the Company granted 3,263,654 non-qualified stock options to certain executives and employees at a weighted average grant date fair value of $7.34; 855,305 restricted stock units ("RSUs") at a weighted average grant date fair value of $20.95 and 1,375,885 performance stock units ("PSUs") at a weighted average grant date fair value of $21.22 under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan with vesting terms of three to five years.

A summary of the total compensation expense and associated income tax benefits recognized under all plans, including the cost of stock options, RSUs and PSUs, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Compensation expense	$5	$—	$14	$14
Income tax benefit	(2)	—	(5)	(5)
Total	$3	$—	$9	$9

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

As of September 30, 2015, there was $61 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Holdings under all plans. The total unrecognized compensation cost is expected to be recognized over the remaining 2.0 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Note 8—Restructuring

As part of its ongoing effort to implement a strategy of reducing operating costs, as well as the integration of Dollar Thrifty, the Company has evaluated its workforce and operations and made adjustments, including headcount reductions and business process re-engineering.

Restructuring charges in the condensed consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
By Type:
Termination benefits	$6	$3	$18	$21
Impairments and asset write-downs	1	13	2	23
Facility closure and lease obligation costs	1	4	16	13
Other	(2)	3	(4)	11
Total	$6	$23	$32	$68

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
By Caption:
Direct operating	$1	$5	$17	$31
Selling, general and administrative	5	18	15	37
Total	$6	$23	$32	$68

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
By Segment:
U.S. Car Rental	$2	$4	$18	$22
International Car Rental	4	1	11	16
Worldwide Equipment Rental	2	1	3	4
Corporate	(2)	17	—	26
Total	$6	$23	$32	$68

The following table sets forth the activity affecting the restructuring accrual during the nine months ended September 30, 2015. The remainder of the restructuring accrual primarily relates to future lease obligations which will be paid over the remaining term of the applicable leases.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

(In millions)	Termination Benefits	Other	Total
Balance as of January 1, 2015	$21	$22	$43
Charges incurred	14	18	32
Cash payments	(12)	(12)	(24)
Other non-cash changes	(9)	(7)	(16)
Balance as of September 30, 2015	$14	$21	$35

Note 9—Tangible Asset Impairments and Asset Write-downs

Impairments

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for long lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell. The Company uses market and income approaches to value the long-lived assets, including inputs such as expected cash flows and recent comparable transactions.

In the third quarter of 2015, the Company deemed a building in its U.S. Car Rental segment to be held for sale. The Company performed an impairment assessment and recorded a charge of $5 million which is included in other (income) expense, net in the Company's statement of operations.

In the first quarter of 2015, the Company recorded a $3 million impairment charge to reduce the carrying value of a held for sale corporate asset. The charge is included in other (income) expense, net in the Company's statement of operations. The asset was sold in April 2015.

In the first quarter of 2015, the Company deemed its former Dollar Thrifty headquarters in Tulsa, Oklahoma, which is part of the U.S. Car Rental segment, as held for sale. The Company performed an impairment assessment and recorded a charge of $6 million which is included in selling, general and administrative expense in the Company's statement of operations.

During the third quarter of 2014, the Company deemed its previous corporate headquarters building to be held for sale. Based on the impairment assessment, the Company recorded an impairment charge of $13 million which is included in selling, general and administrative expense in the Company's statement of operations.

Asset Write-downs

In the first quarter of 2015, the Company recorded $11 million in charges associated with U.S. Car Rental service equipment and assets deemed to have no future use, of which $4 million is included in direct operating expense and $7 million is included in other (income) expense, net in the Company's statement of operations.

During the second quarter of 2014, the Company terminated a business relationship. As a result, the Company performed an analysis of the assets associated with the terminated business relationship and wrote off assets in the amount of $10 million which are included in direct operating expense in the Company's statement of operations.

Note 10—Taxes on Income (Loss)

The effective tax rate for the three months ended September 30, 2015 and 2014 was 23% and 26%, respectively. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 30% and 42%, respectively. The effective tax rate for the full fiscal year 2015 is expected to be approximately 28%.

The Company recorded a tax provision of $70 million for the three months ended September 30, 2015 compared to $54 million for the three months ended September 30, 2014. The change was the result of higher pre-tax income and composition of earnings by jurisdiction in the third quarter of 2015. The third quarter of 2015 also includes a $23 million net benefit due to a release of a foreign valuation allowance and a transfer pricing adjustment.

The Company recorded a tax provision of $89 million for the nine months ended September 30, 2015 compared to $112 million for the nine months ended September 30, 2014. The change was the result of the composition of earnings by jurisdiction in the period. The nine months of 2015 also includes a $23 million net benefit due to a release of a foreign valuation allowance and a transfer pricing adjustment.

Note 11    —Financial Instruments

The Company has risk exposures that it has historically used financial instruments to manage. None of the instruments have been designated in a hedging relationship as of September 30, 2015.

Interest Rate Risk

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

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives(1)		Liability Derivatives(1)
(In millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Interest rate caps	$3	$25	$3	$25
Foreign currency forward contracts	6	6	2	2
Total	$9	$31	$5	$27

(1)	All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Accrued liabilities" in the condensed consolidated balance sheets.

While foreign currency forward contracts and certain interest rate caps are subject to enforceable master netting agreements with their counterparties, the offsetting amounts are not significant and the Company does not offset the derivative assets and liabilities in the condensed consolidated balance sheets.

The following table summarizes the gains or (losses) on derivative instruments for the period indicated.

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized on Derivatives
		Three Months Ended September 30,
(In millions)		2015	2014
Foreign currency forward contracts	Selling, general and administrative	$(18)	$(2)

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized on Derivatives
		Nine Months Ended September 30,
(In millions)		2015	2014
Foreign currency forward contracts	Selling, general and administrative	$(22)	$(2)

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

The following table summarizes the ending balances of the Company's cash equivalents and investments.

	September 30, 2015				December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$109	$—	$—	$109	$146	$—	$—	$146
Equity and other securities	—	130	—	130	—	96	—	96
Total	$109	$130	$—	$239	$146	$96	$—	$242

CAR Inc.

As further described in Note 3, "Acquisitions and Divestitures", the Company held an equity investment in CAR Inc. of 13.6% and 16.2% as of September 30, 2015 and December 31, 2014, respectively. The Company's net investment balance was approximately $234 million and $264 million as of September 30, 2015 and December 31, 2014, respectively, and is included in "Prepaid expenses and other assets" in the accompanying condensed consolidated balance sheets. The fair value of the investment using quoted market prices (Level 1) was approximately $465 million and $514 million as of September 30, 2015 and December 31, 2014, respectively.

As of December 31, 2013, the Company held convertible debt securities of CAR Inc. which were classified as available-for-sale and which were carried at fair value within "Prepaid expenses and other assets." Unrealized gains and losses, net of related income taxes, associated with its investment were included in "Accumulated other comprehensive income." In April 2014, the Company converted all of its debt securities into additional equity of CAR Inc.

The following table summarizes the changes in fair value of CAR Inc. convertible debt securities prior to conversion in April 2014, using Level 3 inputs (binomial valuation model) for the nine months ended September 30, 2014 (in millions):

Nine Months Ended September 30, 2014
Balance at the beginning of period, January 1, 2014	$151
Reclassification of net unrealized gain on securities to prepaid expenses and other assets	(7)
Unrealized losses related to investments	(14)
Settlements	(130)
Balance at the end of period, September 30, 2014	$—

Financial Instruments

The fair value of the Company's financial instruments as of September 30, 2015 and December 31, 2014 are shown in Note 11, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs).

	As of September 30, 2015		As of December 31, 2014
(in millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Corporate Debt	$6,315	$6,329	$6,428	$6,468
Fleet Debt	10,299	10,317	9,569	9,595
Total	$16,614	$16,646	$15,997	$16,063

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities measured at fair value during the nine months ended September 30, 2015 are as follows:

(In millions)	Balance as of September 30, 2015	Level 1	Level 2	Level 3	Total Loss Adjustments
Long-lived assets held for sale	$24	$—	$—	$24	$11

Refer to the impairment disclosures in Note 9, "Tangible Asset Impairments and Asset Write-downs" for further information regarding the assets measured at fair value included in the table above.

Note 13—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Public Liability and Property Damage

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from the Company. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on the Company's balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At September 30, 2015 and December 31, 2014 the liability recorded for public liability and property damage matters was $391 million and $385 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions, and that the Company may prudently rely on this information to determine the estimated liability. The liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Other Matters

From time to time the Company is a party to various legal proceedings. The Company has summarized below the most significant legal proceedings to which the Company was and/or is a party to during the three and nine months ended September 30, 2015 or the period after September 30, 2015 but before the filing of this Report on Form 10-Q.

Concession Fee Recoveries - In October 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company, or “Enterprise,” was filed in the U.S. District Court for the District of Nevada (Enterprise became a defendant in a separate action which they have now settled.) The Sobel case is a consumer class action on behalf of all persons who rented cars from Hertz at airports in Nevada and were separately charged airport concession

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

recovery fees by Hertz as part of their rental charges during the class period. In October 2014, the court entered final judgment against the Company and directed Hertz to pay the class approximately $42 million in restitution and $11 million in prejudgment interest, and to pay attorney's fees of $3.1 million with an additional $3.1 million to be paid from the restitution fund. In December 2014, Hertz timely filed an appeal of that final judgment with the U.S. Court of Appeals for the Ninth Circuit and the plaintiffs cross appealed the court's judgment seeking to challenge the lower court's ruling that Hertz did not deceive or mislead the class members. The matter has now been fully briefed by the parties. No oral argument date has been set. The Company continues to believe the outcome of this case will not be material to its financial condition, results of operations or cash flows.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleges that Hertz Holdings made material misrepresentations and/or omissions of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiffs seek an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings responded to the amended complaint by filing a motion to dismiss. After a hearing in October 2014, the court granted Hertz Holdings' motion to dismiss the complaint. The dismissal was without prejudice and plaintiffs were granted leave to file a second amended complaint within 30 days of the order. In November 2014, plaintiffs filed a second amended complaint which shortened the putative class period such that it is not alleged to have commenced until May 18, 2013 and makes allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, this case was assigned to a new federal judge in the District of New Jersey and Hertz Holdings responded to the second amended complaint by filing another motion to dismiss. On July 22, 2015, the court granted Hertz Holdings’ motion to dismiss without prejudice and ordered that plaintiff could file a third amended complaint on or before August 22, 2015. On August 21, 2015, plaintiffs filed a third amended complaint. The third amended complaint includes additional allegations and expands the putative class period such that it is alleged to span from February 14, 2013 to July 16, 2015. On November 4, Hertz Holdings filed its motion to dismiss. Hertz Holdings believes that it has valid and meritorious defenses and it intends to vigorously defend against the complaint, but litigation is subject to many uncertainties and the outcome of this matter is not predictable with assurance. It is possible that this matter could be decided unfavorably to Hertz Holdings. However, Hertz Holdings is currently unable to estimate the range of these possible losses, but they could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

Ryanair - In July 2015, Ryanair Ltd. ("Ryanair") filed a complaint against Hertz Europe Limited, a subsidiary of the Company, in the High Court of Justice, Queen’s Bench Division, Commercial Court, Royal Courts of Justice of the United Kingdom alleging breach of contract in connection with Hertz Europe Limited’s termination of its car hire agreement with Ryanair following a contractual dispute with respect to Ryanair’s agreement to begin using third party ticket distributors. The complaint seeks damages, interest and costs, together with attorney fees. The Company believes that it has valid and meritorious defenses and it intends to vigorously defend against these allegations, but litigation is subject to many uncertainties and the outcome of this matter is not predictable with assurance. The Company has established a reserve for this matter which is not material. However, it is possible that this matter could be decided unfavorably to the Company, accordingly, it is possible that an adverse outcome could exceed the amount accrued in an amount that could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

The Company intends to assert that it has meritorious defenses in the foregoing matters and the Company intends to defend itself vigorously.

Governmental Investigations - In June 2014, the Company was advised by the staff of the New York Regional Office of the SEC that it is investigating the events disclosed in certain of the Company’s filings with the SEC. In addition, in December 2014 a state securities regulator requested information regarding the same events. The investigations generally involve the restatements included in the Company's 2014 Form 10-K and related accounting for prior periods. The Company has and intends to continue to cooperate with both the SEC and

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

state requests. Due to the stage at which the proceedings are, Hertz is currently unable to predict the likely outcome of the proceedings or estimate the range of reasonably possible losses, which may be material.

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

French Road Tax - The French Tax Authority has challenged the historic practice of several rental car companies, including Hertz France, of registering vehicles in jurisdictions where the road tax payable with respect to those vehicles is lower than the road tax payable in the jurisdictions where the vehicles will primarily be used. The Company appealed the French Tax Authority’s assessment to the Administrative Court of Appeals of Douai, which rejected the appeal in December 2013. The Company has appealed that decision to the Counsel d’Etat, the highest administrative court in France. The Company is also pursuing civil litigation on the tax assessment in the Civil Court of Beauvais. In the third quarter of 2015, following an adverse decision against another industry participant in a similar action, we established an additional reserve with respect to this matter of approximately $24 million.

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

Revenues and adjusted pre-tax income (loss) by segment and the reconciliation to consolidated amounts are summarized below.

	Three Months Ended September 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
(In millions)	2015	2014	2015	2014
U.S. Car Rental	$1,739	$1,768	$246	$209
International Car Rental	687	795	151	136
Worldwide Equipment Rental	401	413	54	79
All Other Operations	149	145	18	17
Total reportable segments	$2,976	$3,121	469	441
Corporate (1)			(109)	(118)
Consolidated adjusted pre-tax income (loss)			360	323
Adjustments:
Acquisition accounting(2)			(32)	(32)
Debt-related charges(3)			(15)	(13)
Restructuring and restructuring related charges(4)			(18)	(55)
Acquisition related costs and charges(5)			—	(1)
Equipment rental spin-off costs(6)			(6)	(14)
Impairment charges and asset write-downs(7)			(6)	—
Integration expenses(8)			(1)	(1)
Relocation costs(9)			—	(3)
Other(10)			26	—
Income (loss) before income taxes			$308	$204

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Nine Months Ended September 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
(In millions)	2015	2014	2015	2014
U.S. Car Rental	$4,873	$4,989	$509	$515
International Car Rental	1,679	1,918	203	154
Worldwide Equipment Rental	1,131	1,155	130	197
All Other Operations	439	425	52	47
Total reportable segments	$8,122	$8,487	894	913
Corporate (1)			(354)	(346)
Consolidated adjusted pre-tax income (loss)			540	567
Adjustments:
Acquisition accounting(2)			(94)	(98)
Debt-related charges(3)			(47)	(36)
Restructuring and restructuring related charges(4)			(87)	(126)
Acquisition related costs and charges(5)			—	(10)
Equipment rental spin-off costs(6)			(23)	(27)
Impairment charges and asset write-downs(7)			(15)	(10)
Integration expenses(8)			(5)	(7)
Relocation costs(9)			(4)	(7)
Other(10)			29	22
Income (loss) before income taxes			$294	$268

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

(2)	Represents the increase in amortization of other intangible assets, depreciation of property and other equipment and accretion of revalued liabilities relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred debt financing costs and debt discounts and premiums.

(4)
Represents expenses incurred under restructuring actions as defined in U.S. GAAP. For further information on restructuring costs, see Note 8, "Restructuring." Also represents incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes, consulting costs and legal fees related to the accounting review and investigation and costs associated with the separation of certain executives.

(5)	Represents costs related to acquisitions and strategic initiatives.

(6)	Represents expenses associated with the anticipated HERC spin-off transaction announced in March 2014.

(7)
In 2015, primarily represents first quarter impairments of the former Dollar Thrifty headquarters and a corporate asset and a third quarter impairment of a building in the U.S. Car Rental segment. In 2014, primarily represents a second quarter write-down of assets associated with a terminated business relationship.

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

(10)
Includes miscellaneous non-recurring or non-cash items. For 2015, primarily represents the gain on the sale of common stock of CAR Inc, offset by a legal reserve in the International Car Rental segment. For 2014, primarily represents a litigation settlement received in relation to a class action lawsuit filed against an original equipment manufacturer stemming from recalls of their vehicles in previous years.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Depreciation of revenue earning equipment and lease charges, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
U.S. Car Rental	$399	$409	$1,200	$1,224
International Car Rental	114	143	310	381
Worldwide Equipment Rental	86	78	243	235
All Other Operations	118	116	$349	340
Total	$717	$746	$2,102	$2,180

Total assets

(In millions)	September 30, 2015	December 31, 2014
U.S. Car Rental	$13,828	$13,712
International Car Rental	3,853	3,358
Worldwide Equipment Rental	4,021	3,836
All Other Operations	1,507	1,458
Corporate	1,726	1,716
Total	$24,935	$24,080

The increase in total assets for the International Car Rental segment is primarily the result of additional fleet acquired to meet seasonal leisure demand during the summer period. The decrease in total assets for Corporate is primarily the result of a reduction in restricted cash.

Note 15 —Related Party Transactions
On November 13, 2014, the Company signed a master loan agreement with Hertz Holdings for a facility size of $125 million with an expiration of November 13, 2015. On August 17, 2015, the loan was amended to increase the facility size to $425 million. The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of September 30, 2015 and December 31, 2014 there was a $365 million and $95 million receivable from Hertz Holdings, respectively.

In October 2015, the amount due to the Company by Hertz Holdings was settled, see Note 16, "Subsequent Events."

Note 16—Subsequent Events

Fleet Debt

HVF II

In October 2015, HVF II issued the Series 2015-2 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (the “HVF II Series 2015-2 Notes”) and Series 2015-3 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (the “HVF II Series 2015-3 Notes”) in an aggregate principal amount of $636 million. The expected maturities of the HVF II Series 2015-2 Notes and the HVF II Series 2015-3 Notes are September 2018 and September 2020, respectively. The HVF II Series 2015-2 Notes are comprised of approximately $190 million aggregate principal amount of 2.02% Rental Car Asset Backed Notes, Class A, $46 million aggregate principal amount of 2.96% Rental Car Asset Backed Notes, Class B, $14 million aggregate principal amount of 3.95% Rental Car Asset Backed Notes, Class C and $15 million aggregate principal amount of 4.93% Rental Car Asset Backed Notes, Class D. The HVF II Series 2015-3 Notes are comprised of approximately $265 million aggregate principal amount of 2.67% Rental Car Asset Backed Notes, Class A, $65 million aggregate principal amount of 3.71% Rental Car Asset Backed Notes, Class B, $20 million aggregate principal amount of 4.44% Rental Car Asset Backed Notes, Class C and $21 million aggregate principal amount of 5.33% Rental Car Asset Backed Notes, Class D. An affiliate of HVF II purchased the Class D Notes of each such series, therefore, $36 million of the obligation is eliminated in consolidation. The net proceeds from the

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

sale of the HVF II Series 2015-2 Notes and HVF II Series 2015-3 Notes were used (i) to repay a portion of the outstanding principal amount of HVF II's Series 2013-A Notes and HVF II's Series 2014-A Notes and (ii) to make loans to Hertz Vehicle Financing LLC, a wholly owned special purpose subsidiary of the Company, to acquire or refinance vehicles.

European Securitization

In October 2015, certain of Hertz’s foreign subsidiaries entered into an amendment agreement pursuant to which certain terms of the European Securitization were amended. The amendment provides for, among other things, an extension of the maturity of the European Securitization from October 2016 to October 2017.

Sale of HERC France and Spain Businesses

Due to a pending sale, the Company's HERC France and Spain businesses were held for sale at September 30, 2015, as more fully described in Note 3, "Acquisitions and Divestitures". On October 30, 2015, the Company finalized the sale recognizing a pre-tax gain of approximately $45 million.

Dividend to Hertz Holdings

In October 2015, the board of directors of the Company approved, and Hertz paid, a non-cash dividend to Hertz Investors, Inc. consisting of the full rights to a receivable due from Hertz Holdings in the amount of $365 million plus accrued interest. Hertz Investors, Inc. declared and paid the same dividend to Hertz Holdings; thereby settling the amount receivable from Hertz Holdings.

Note 17—Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of September 30, 2015 and December 31, 2014, the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014 and the Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 of (a) The Hertz Corporation, ("Parent”); (b) the Parent's subsidiaries that guarantee the Parent's indebtedness ("Guarantor Subsidiaries"); (c) the Parent's subsidiaries that do not guarantee the Parent's indebtedness ("Non-Guarantor Subsidiaries"); (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries ("Eliminations"); and of (e) the Company on a consolidated basis.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$189	$12	$308	$—	$509
Restricted cash and cash equivalents	55	17	208	—	280
Receivables, less allowance for doubtful accounts	302	415	906	—	1,623
Due from affiliates	4,114	2,279	6,047	(12,075)	365
Inventories, net	18	27	17	—	62
Prepaid expenses and other assets	4,132	891	162	(4,250)	935
Revenue earning equipment, net	393	2,165	12,068	—	14,626
Property and equipment, net	795	300	182	—	1,277
Investment in subsidiaries, net	7,473	1,754	—	(9,227)	—
Other intangible assets, net	131	3,155	614	—	3,900
Goodwill	104	1,035	219	—	1,358
Total assets	$17,706	$12,050	$20,731	$(25,552)	$24,935
LIABILITIES AND EQUITY
Intercompany payables	$7,617	$1,373	$3,085	$(12,075)	$—
Accounts payable	264	233	420	—	917
Accrued liabilities	638	191	387	—	1,216
Accrued taxes, net	77	38	2,350	(2,329)	136
Debt	6,328	66	10,215	—	16,609
Public liability and property damage	143	57	191	—	391
Deferred taxes on income, net	—	2,656	2,292	(1,921)	3,027
Total liabilities	15,067	4,614	18,940	(16,325)	22,296
Equity:
The Hertz Corporation and Subsidiaries stockholder's equity	2,639	7,436	1,791	(9,227)	2,639
Total liabilities and equity	$17,706	$12,050	$20,731	$(25,552)	$24,935

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$2	$14	$474	$—	$490
Restricted cash and cash equivalents	84	26	461	—	571
Receivables, less allowance for doubtful accounts	272	419	906	—	1,597
Due from affiliates	2,957	1,528	4,395	(8,785)	95
Inventories, net	20	25	22	—	67
Prepaid expenses and other assets	3,900	831	87	(3,901)	917
Revenue earning equipment, net	306	1,988	11,359	—	13,653
Property and equipment, net	730	308	284	—	1,322
Investment in subsidiaries, net	6,897	1,513	—	(8,410)	—
Other intangible assets, net	179	3,213	617	—	4,009
Goodwill	104	1,033	222	—	1,359
Total assets	$15,451	$10,898	$18,827	$(21,096)	$24,080
LIABILITIES AND EQUITY
Intercompany payables	$5,702	$1,005	$2,078	$(8,785)	$—
Accounts payable	65	212	731	—	1,008
Accrued liabilities	599	231	318	—	1,148
Accrued taxes, net	62	31	2,252	(2,211)	134
Debt	6,393	74	9,526	—	15,993
Public liability and property damage	135	57	193	—	385
Deferred taxes on income, net	—	2,541	2,066	(1,690)	2,917
Total liabilities	12,956	4,151	17,164	(12,686)	21,585
Equity:
The Hertz Corporation and Subsidiaries stockholder's equity	2,495	6,747	1,663	(8,410)	2,495
Total liabilities and equity	$15,451	$10,898	$18,827	$(21,096)	$24,080

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,271	$766	$1,781	$(842)	$2,976
Expenses:
Direct operating	763	389	413	(1)	1,564
Depreciation of revenue earning equipment and lease charges, net	650	280	628	(841)	717
Selling, general and administrative	129	49	81	—	259
Interest expense, net	88	1	68	—	157
Other (income) expense, net	10	—	(39)	—	(29)
Total expenses	1,640	719	1,151	(842)	2,668
Income (loss) before income taxes	(369)	47	630	—	308
(Provision) benefit for taxes on income (loss)	135	(13)	(192)	—	(70)
Equity in earnings (losses) of subsidiaries, net of tax	472	135	—	(607)	—
Net income (loss)	238	169	438	(607)	238
Other comprehensive income (loss), net of tax	(40)	—	(39)	39	(40)
Comprehensive income (loss)	$198	$169	$399	$(568)	$198

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2014
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,286	$757	$1,738	$(660)	$3,121
Expenses:
Direct operating	797	399	507	(1)	1,702
Depreciation of revenue earning equipment and lease charges, net	515	199	691	(659)	746
Selling, general and administrative	149	60	94	—	303
Interest expense, net	86	4	73	—	163
Other (income) expense, net	8	(4)	(1)	—	3
Total expenses	1,555	658	1,364	(660)	2,917
Income (loss) before income taxes	(269)	99	374	—	204
(Provision) benefit for taxes on income (loss)	91	(38)	(107)	—	(54)
Equity in earnings (losses) of subsidiaries, net of tax	328	56	—	(384)	—
Net income (loss)	150	117	267	(384)	150
Other comprehensive income (loss), net of tax	(37)	—	(40)	40	(37)
Comprehensive income (loss)	$113	$117	$227	$(344)	$113

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$3,567	$2,125	$4,450	$(2,020)	$8,122
Expenses:
Direct operating	2,174	1,151	1,152	(2)	4,475
Depreciation of revenue earning equipment and lease charges, net	1,539	666	1,914	(2,017)	2,102
Selling, general and administrative	397	170	255	(1)	821
Interest expense, net	263	12	189	—	464
Other (income) expense, net	8	(2)	(40)	—	(34)
Total expenses	4,381	1,997	3,470	(2,020)	7,828
Income (loss) before income taxes	(814)	128	980	—	294
(Provision) benefit for taxes on income (loss)	171	(28)	(232)	—	(89)
Equity in earnings (losses) of subsidiaries, net of tax	848	248	—	(1,096)	—
Net income (loss)	205	348	748	(1,096)	205
Other comprehensive income (loss), net of tax	(75)	(4)	(78)	82	(75)
Comprehensive income (loss)	$130	$344	$670	$(1,014)	$130

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2014
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$3,622	$2,112	$4,834	$(2,081)	$8,487
Expenses:
Direct operating	2,214	1,142	1,384	(2)	4,738
Depreciation of revenue earning equipment and lease charges, net	1,716	542	2,000	(2,078)	2,180
Selling, general and administrative	416	158	271	(1)	844
Interest expense, net	259	15	205	—	479
Other (income) expense, net	(20)	(5)	3	—	(22)
Total expenses	4,585	1,852	3,863	(2,081)	8,219
Income (loss) before income taxes	(963)	260	971	—	268
(Provision) benefit for taxes on income (loss)	345	(99)	(358)	—	(112)
Equity in earnings (losses) of subsidiaries, net of tax	777	109	—	(886)	—
Net income (loss)	159	270	613	(886)	156
Other comprehensive income (loss), net of tax	(44)	(3)	(43)	46	(44)
Comprehensive income (loss)	$115	$267	$570	$(840)	$112

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(1,662)	$340	$4,472	$(464)	$2,686
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	27	9	248	—	284
Revenue earning equipment expenditures	(299)	(540)	(9,171)	—	(10,010)
Proceeds from disposal of revenue earning equipment	195	159	6,434	—	6,788
Capital asset expenditures, non-fleet	(124)	(51)	(75)	—	(250)
Proceeds from disposal of property and equipment	35	13	21	—	69
Sales of (investment in) shares in equity method investment	—	—	100	—	100
Capital contributions to subsidiaries	(2,006)	—	—	2,006	—
Return of capital from subsidiaries	3,688	79	—	(3,767)	—
Loan to Parent / Guarantor from Non-Guarantor	—	—	(684)	684	—
Acquisitions, net of cash acquired	(17)	(3)	(75)	—	(95)
Advances to Hertz Global Holdings, Inc.	(270)	—	—	—	(270)
Net cash provided by (used in) investing activities	1,229	(334)	(3,202)	(1,077)	(3,384)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2	—	1,074	—	1,076
Repayment of long-term debt	(17)	—	(1,083)	—	(1,100)
Short-term borrowings:
Proceeds	—	—	543	—	543
Payments	—	—	(434)	—	(434)
Proceeds under the revolving lines of credit	1,482	—	4,424	—	5,906
Payments under the revolving lines of credit	(1,531)	(6)	(3,706)	—	(5,243)
Capital contributions received from parent	—	—	2,006	(2,006)	—
Loan to Parent / Guarantor from Non-Guarantor	684	—	—	(684)	—
Payment of dividends and return of capital	—	—	(4,231)	4,231	—
Payment of financing costs	—	(2)	(9)	—	(11)
Other	—	—	1	—	1
Net cash provided by (used in) financing activities	620	(8)	(1,415)	1,541	738
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(21)	—	(21)
Net change in cash and cash equivalents during the period	187	(2)	(166)	—	19
Cash and cash equivalents at beginning of period	2	14	474	—	490
Cash and cash equivalents at end of period	$189	$12	$308	$—	$509

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2014
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(551)	$363	$3,498	$(577)	$2,733
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(46)	53	100	—	107
Revenue earning equipment expenditures	(105)	(484)	(7,853)	—	(8,442)
Proceeds from disposal of revenue earning equipment	86	205	5,025	—	5,316
Capital assets expenditures, non-fleet	(121)	(24)	(87)	—	(232)
Proceeds from disposal of property and equipment	30	10	27	—	67
Sales of (investment in) shares in equity method investment	—	—	(30)	—	(30)
Capital contributions to subsidiaries	(916)	(37)	—	953	—
Return of capital from subsidiaries	1,093	—	—	(1,093)	—
Acquisitions, net of cash acquired	—	(24)	(45)	—	(69)
Loan to Parent / Guarantor from Non-Guarantor	—	(43)	(185)	228	—
Advances to Hertz Global Holdings, Inc.	(28)	—	—	—	(28)
Repayments from Hertz Global Holdings, Inc.	25	—	—	—	25
Net cash provided by (used in) investing activities	18	(344)	(3,048)	88	(3,286)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	400	—	400
Payment of long-term debt	(37)	—	(170)	—	(207)
Short-term borrowings:
Proceeds	—	—	528	—	528
Payments	—	—	(537)	—	(537)
Proceeds under the revolving lines of credit	2,220	—	1,798	—	4,018
Payments under the revolving lines of credit	(1,831)	(7)	(1,567)	—	(3,405)
Capital contributions received from parent	—	—	953	(953)	—
Loan to Parent / Guarantor from Non-Guarantor	185	—	43	(228)	—
Payment of dividends and return of capital	—	—	(1,670)	1,670	—
Payment of financing costs	(2)	(3)	(7)	—	(12)
Other	4	—	—	—	4
Net cash provided by (used in) financing activities	539	(10)	(229)	489	789
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(18)	—	(18)
Net change in cash and cash equivalents during the period	6	9	203	—	218
Cash and cash equivalents at beginning of period	62	6	343	—	411
Cash and cash equivalents at end of period	$68	$15	$546	$—	$629

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
Total Revenue Per Day ("Total RPD") - important to management and investors as it represents a measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control.

•
Revenue Per Available Car Day ("RACD") - important to management and investors as it represents a measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control and provides a measure of revenue production relative to overall capacity.

•
Transaction Days - important to management and investors as it represents the number of revenue generating days. It is used as a component to measure Total RPD and fleet efficiency. Transaction days represent the total number of 24-hour periods, with any partial period counted as one transaction day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one transaction day in a 24-hour period.  Late in the third quarter of 2015 the Company fully integrated the Dollar Thrifty and Hertz counter systems and as a result aligned the transaction day calculation in the Hertz system.  As a result of this alignment, Hertz determined that there was an impact to the calculation.  The impact to the third quarter of 2015 is negligible, however Hertz expects that transaction days for the US RAC segment will increase by approximately 1% prospectively relative to the historic calculation.

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

Non-GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. The above Non-GAAP measures are defined and reconciled to their most comparable U.S. GAAP measure in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

OUR COMPANY

Hertz and its predecessors have been in the car rental business since 1918 and in the equipment rental business since 1965. We operate our car rental business through the Hertz, Dollar, Thrifty and Firefly brands from approximately 10,055 corporate and franchisee locations in North America and Europe, as well as Africa, Asia, Australia, Latin America, the Middle East and New Zealand. We are one of the largest worldwide airport general use car rental companies and our Hertz brand has approximately 8,590 corporate and franchisee locations in approximately 150 countries. Our Dollar and Thrifty brands have approximately 1,320 corporate and franchisee locations in 71 countries and our Firefly brand has approximately 145 corporate and franchisee locations in 22 countries. Our Hertz brand name is one of the most recognized in the world, signifying leadership in quality rental services and products. We have an extensive network of rental locations in the United States, or "U.S.," and in all major European markets. We believe that we maintain one of the leading airport car rental brand market shares, by overall reported revenues, in the U.S. and at approximately 130 major airports in Europe where we have company-operated locations and where data regarding car rental concessionaire activity is available. Our equipment rental business is operated through the Hertz Equipment Rental brand from more than 350 branches in the U.S., Canada, China, France, Qatar, Saudi Arabia, Spain and the United Kingdom, as well as through our international franchises. In addition to car rental and equipment rental businesses, we provide fleet leasing and management services through our Donlen subsidiary.

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

2015 Operating Highlights

Highlights of our business and financial performance in 2015 and key factors influencing our GAAP results include:

•
During the quarter, we monetized a portion of our investment in the common stock of CAR Inc., a publicly traded company on the Hong Kong Stock Exchange, by selling approximately 60 million shares for net proceeds of $100 million which resulted in a pre-tax gain of $56 million.

•
We have successfully executed on our previously announced fleet refresh strategy in the U.S. Car Rental segment.  The fleet has been substantially renewed, with approximately 335,000 model year 2015 vehicles added to the fleet through September 30, 2015.  The completion of this refresh has resulted in an improvement of approximately 70% in the mix of vehicles under 30,000 miles;

•	We sold 69% and 85% more non-program cars in our U.S. Car Rental segment in the three and nine months of 2015, respectively, compared with the three and nine months of 2014;

•
Total revenue for the U.S. Car Rental segment for the third quarter of 2015 decreased by 2%. This decline was driven primarily by a 2% reduction in Total RPD, predominantly driven by lower rental rates resulting from competitive pressure in the industry and lower fuel revenues, while transaction days remained flat period over period. Total revenue for the U.S. Car Rental segment for the nine months of 2015 decreased by 2%. This decline was driven primarily by a 1% reduction in transaction days and a 2% reduction in Total RPD, predominantly driven by lower rental rates resulting from competitive pressure in the industry and lower fuel revenues;

•
Net depreciation per unit per month in the U.S. Car Rental segment was up 1% to $267 from $265 for the three months ended September 30, 2015 versus 2014 and down 1% to $267 from $270 for the nine months ended September 30, 2015 versus 2014;

•
Excluding the impact of foreign currency, results in the International Car Rental segment are strong for the three and nine months of 2015, as compared to 2014, with increases in revenues, transactions days and Total RPD and decreases in direct operating expenses and depreciation of revenue earning equipment and lease charge, net;

•
On a constant currency basis, net depreciation per unit per month in the International Car Rental segment was down 6% to $207 from $220 for the three months ended September 30, 2015 versus 2014 and down 4% to $214 from $224 for the nine months ended September 30, 2015 versus 2014;

•
Excluding the impact of foreign currency, Worldwide Equipment Rental segment revenues increased 1% for both the three and nine months of 2015, as compared to 2014, due to increased volume. Despite decreased volumes in the oil and gas customer base, volume increased 3% in the three and nine month periods due to new account growth predominantly derived from small local contractors and specialty segments as we diversify our business;

•
Excluding the impact of foreign currency, maintenance costs increased in the Worldwide Equipment Rental segment due to the investment made to improve the fleet available to rent and sales costs due to an increase in sales force personnel to focus on winning new accounts and diversifying the customer base;

•
Incurred approximately $6 million and $23 million during the three and nine months of 2015, respectively, in costs associated with the anticipated separation of the Worldwide Equipment Rental business, as compared to $14 million and $27 million during the three and nine months of 2014, respectively; and

•
During the quarter, following an adverse decision against another industry participant in a similar action, we established an additional reserve with respect to a French road tax matter of approximately $24 million.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•
The Company recorded $24 million and $113 million in impairments, asset write-downs and restructuring and restructuring related expenses during the three and nine months ended September 30, 2015, respectively, compared to $70 million and $151 million in the three and nine months ended September 30, 2014. Included in these amounts were $9 million and $32 million during the three and nine months of 2015, respectively, in consulting, audit and legal costs associated with the restatement and investigation activities, as compared to $8 million and $17 million during the three and nine months of 2014, respectively.

•
During the quarter, we recorded approximately $18 million in expenses that related to prior periods comprised of adjustments of $4 million related to the accounting for the post-acquisition sale of land that was revalued as part of the December 2005 acquisition, $4 million of additional accruals for the periods 2009 through 2014 resulting from concession audits at four airport locations, a $4 million obligation to a jurisdiction for customer transaction fees, $3 million of additional write-offs of assets that were incorrectly capitalized and $3 million of other miscellaneous adjustments.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions)	2015	2014		2015	2014
Total revenues	$2,976	$3,121	(5)%	$8,122	$8,487	(4)%
Direct operating expenses	1,564	1,702	(8)	4,475	4,738	(6)
Depreciation of revenue earning equipment and lease charges, net	717	746	(4)	2,102	2,180	(4)
Selling, general and administrative expenses	259	303	(15)	821	844	(3)
Interest expense, net	157	163	(4)	464	479	(3)
Other (income) expense, net	(29)	3	NM	(34)	(22)	55
Income (loss) before income taxes	308	204	51	294	268	10
(Provision) benefit for taxes on income (loss)	(70)	(54)	30	(89)	(112)	(21)
Net income (loss)	$238	$150	59	$205	$156	31
Adjusted pre-tax income (loss)(a)	$360	$323	11	$540	$567	(5)

Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

NM - Not meaningful

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Total revenues decreased $145 million, or 5%, due to decreases in our U.S. and International Car Rental segments and our Worldwide Equipment Rental segment. Lower revenue in our U.S. Car Rental segment was driven predominantly by lower rental rates on flat volume as an increase in airport volume was offset by a decrease in off airport volume due in part to the closure of approximately 200 stores earlier in the year. Revenue for the U.S. Car Rental segment was also impacted by lower fuel-related ancillary revenue. Lower revenue in our International Car Rental and our Worldwide Equipment rental segments was primarily due to the impact of foreign currency of $130 million and $14 million, respectively. Excluding the impact of foreign currency, revenues in both segments are up period over period.

The decrease in direct operating expenses of $138 million, or 8%, was primarily comprised of a decrease in our U.S. Car Rental segment of $53 million due to a decline in fuel costs, decreased personnel costs, decreased restructuring and restructuring related costs and decreased maintenance expenses, due to a younger fleet, as compared to the third quarter 2014. Additionally, direct operating expenses for our International Car Rental segment decreased $76 million largely due to a $69 million impact of foreign currency. Partially offsetting the decrease was the impact of $14

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

million related to certain adjustments recorded in the third quarter of 2015 that relate to prior periods as further disclosed in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements."

Depreciation of revenue earning equipment and lease charges, net in the third quarter 2015 decreased $29 million, or 4%, as compared to the third quarter of 2014 primarily due to (i) a decrease of $29 million in our International Car Rental segment driven by the impact of foreign currency of $21 million, improved fleet procurement and higher residual values on certain vehicles and (ii) a decrease in our U.S. Car Rental segment of $10 million resulting primarily from lower average fleet and higher residual values on certain vehicles. The decreases were partially offset by an increase in our Worldwide Equipment Rental segment of $8 million driven by a larger fleet size and a decrease in gains on sale of revenue earning equipment due primarily to reduced sales activity as compared to the third quarter of 2014.

Selling, general and administrative expenses (“SG&A”) decreased $44 million, or 15% due primarily to the impact of foreign currency, decreased restructuring and restructuring related costs and a $13 million impairment charge recorded in the third quarter 2014 related to the former headquarters in New Jersey.

Interest expense, net decreased $6 million, or 4%, primarily due to lower interest rates and the favorable impact of foreign currency, partially offset by higher average fleet debt driven by increased levels of revenue earning equipment, as well as increased amortization of deferred debt costs, including waiver fees.

We had other income of $29 million in the third quarter 2015 as compared to other expense of $3 million in the third quarter 2014. Other income in the third quarter of 2015 is primarily comprised of a $56 million gain on the sale of common stock of CAR Inc., partially offset by a legal reserve of $24 million recorded during the period related to a French road tax matter, the impact of a third quarter 2015 impairment and the impact of $4 million related to certain adjustments recorded in the during the quarter of 2015 that relate to prior periods as further disclosed in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements."

The effective tax rate for the third quarter of 2015 was 23% as compared to 26% in the third quarter of 2014. The effective tax rate for the full fiscal year 2015 is expected to be approximately 28%. There was a tax provision of $70 million in the third quarter 2015 as compared to a provision of $54 million in the third quarter 2014. The change was the result of higher pre-tax income and composition of earnings by jurisdiction in the third quarter of 2015. The third quarter of 2015 also includes a $23 million net benefit due to a release of a foreign valuation allowance and a transfer pricing adjustment.

We had adjusted pre-tax income of $360 million in the third quarter 2015 compared with $323 million in the third quarter 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of adjustments on a consolidated basis.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Total revenues decreased $365 million, or 4%, due primarily to decreases in our U.S. and International Car Rental segments of $116 million and $239 million, respectively. Lower revenue in our U.S. Car Rental segment was driven by a decline in transaction days, which were driven by lower off airport volume due in part to the impact of off airport store closures in the second quarter of 2015. Revenue for the U.S. Car Rental segment was also impacted by lower rental rates and lower fuel-related ancillary revenue. Lower revenues for our International Car Rental segment were driven by the $302 million impact of foreign currency. Excluding the impact of foreign currency, revenues for our International Car Rental segment increased $63 million, or 4% during the nine months of 2015, driven by a 3% increase in transaction days primarily resulting from an improved business mix from U.S. source rentals.

The decrease in direct operating expenses of $263 million, or 6%, was primarily comprised of decreases in our International Car Rental segment of $200 million, of which $178 million was the favorable impact of foreign currency and the remainder was primarily attributable to lower commissions, lower fuel costs and reduced self-insurance expenses due to a loss recorded in the nine months of 2014, with no comparable charge in the nine months of 2015. There was a decrease in our U.S. Car Rental segment of $83 million comprised of a $60 million decline in fuel costs and declines in net field administration, other direct operating costs of our rental locations and restructuring and

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

restructuring related charges, partially offset by increases in personnel expenses, collision and short term maintenance expense and other vehicle operating costs. The above decreases were partially offset by increases in our Worldwide Equipment Rental segment of $12 million primarily due to increases in salary related expenses, other maintenance expense and bad debt expense, partially offset by the impact of foreign currency. Also partially offsetting the decrease was the impact of $14 million related to certain adjustments recorded in the third quarter of 2015 that relate to prior periods as further disclosed in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements."

Depreciation of revenue earning equipment and lease charges, net decreased $78 million, or 4%, due to (i) a decrease of $71 million in our International Car Rental segment driven by the impact of foreign currency of $54 million, and improved fleet procurement and higher residual values on certain vehicles and (ii) a $24 million decrease in our U.S. Car Rental segment due to higher residual values on certain vehicles. The decreases were partially offset by an increase in our Worldwide Equipment Rental segment, despite the impact of foreign currency, driven by a larger fleet size as compared to 2014 and a decrease in gains on sale of revenue earning equipment due primarily to reduced sales activity.

Selling, general and administrative expenses (“SG&A”) decreased $23 million, or 3%, in the nine months of 2015 compared with 2014, primarily due to the impact of foreign currency, decreased restructuring and restructuring related costs and a $13 million impairment charge recorded in 2014 related to the former headquarters in New Jersey, as compared to a $6 million impairment charge recorded in 2015 related to our former Dollar Thrifty headquarters in Tulsa, Oklahoma. These decreases were partially offset by a $15 million increase in costs associated with the previously disclosed accounting restatement, investigation and remediation activities and $8 million in costs associated with the separation of a senior executive in the second quarter of 2015.

Interest expense, net decreased $15 million, or 3%, primarily due to lower interest rates and the impact of foreign currency, partially offset by higher average fleet debt driven by increased levels of revenue earning equipment, as well as increased amortization of deferred debt costs, including waiver fees.

Other income of $34 million in the nine months of 2015 was primarily comprised of a $56 million gain on the sale of common stock of CAR Inc. and earnings associated with our equity method investments, partially offset by a legal reserve of $24 million recorded during the period related to a French road tax matter and by $15 million of impairment charges and asset write-downs, see Note 9, "Tangible Asset Impairments." Also partially offsetting the income was the impact of $4 million related to certain adjustments recorded in the third quarter of 2015 that relate to prior periods as further disclosed in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements." Other income of $22 million in the nine months of 2014 was primarily comprised of a $19 million economic loss settlement we received related to a class action lawsuit filed against a vehicle manufacturer stemming from recalls of their vehicles in previous years.

The effective tax rate for the nine months of 2015 was 30% as compared to 42% in the nine months of 2014. The effective tax rate for the full fiscal year 2015 is expected to be approximately 28%. There was a tax provision of $89 million in the nine months of 2015 as compared to a provision of $112 million in the nine months of 2014. The change was the result of the composition of earnings by jurisdiction in the period. The nine months of 2015 also includes a $23 million net benefit due to a release of a foreign valuation allowance and a transfer pricing adjustment.

We had adjusted pre-tax income of $540 million in the nine months 2015 compared with $567 million in the nine months 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of adjustments on a consolidated basis.

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

such as warranty and financing, during disposition. Program cars generally provide us with flexibility to reduce the size of our fleet by returning cars sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. When we increase the percentage of program cars the average age of our fleet decreases since the average holding period for program vehicles is shorter than for non-program vehicles.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the three and nine months ended 2015 and 2014, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes in our U.S. car rental operations resulted in a net increase in depreciation expense of $11 million based on the review completed during the third quarter of 2015. These depreciation rate changes in our U.S. car rental operations resulted in a net increase in depreciation expense of $17 million based on the review completed during the third quarter of 2014. Based on the quarterly reviews completed during the nine months of 2015 and 2014, depreciation rate changes in our U.S. car rental operations resulted in a net increase in depreciation expense of $83 million and $112 million, respectively. The rate changes in the three and nine months of 2015 reflect declining residual values and a reduction in the planned hold period of the vehicles as compared to our year end 2014 estimate.

U.S. Car Rental operations sold approximately 66,000 and 228,000 non-program cars in the three and nine months of 2015, respectively, as compared with 39,000 and 123,000 in the three and nine months of 2014. The increases were primarily due to the impact of fleet rotation as we refreshed our U.S. Car Rental fleet and from holding period reductions of non-program cars.

As of September 30, 2015, our U.S. car rental operations had a total of approximately 4,540 corporate and franchisee locations, comprised of 1,645 airport and 2,895 off airport locations.

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2015	2014		2015	2014
Total revenues	$1,739	$1,768	(2)%	$4,873	$4,989	(2)%
Direct operating expenses	$988	$1,041	(5)	$2,856	$2,939	(3)
Depreciation of revenue earning equipment and lease charges, net	$399	$409	(2)	$1,200	$1,224	(2)
Income (loss) before income taxes	$212	$160	33	$399	$422	(5)
Adjusted pre-tax income (loss)(a)	$246	$209	18%	$509	$515	(1)
Transaction days (in thousands) (b)	37,946	37,901	—	104,960	106,111	(1)
Total RPD (in whole dollars)(c)	$45.41	$46.41	(2)	$46.04	$46.80	(2)
Revenue per available car day (in whole dollars) (e)	$37.63	$37.25	1	$35.43	$36.62	(3)
Average fleet (d)	497,700	515,300	(3)	499,600	503,300	(1)
Fleet efficiency (d)	83%	80%	N/A	77%	78%	N/A
Net depreciation per unit per month (in whole dollars) (f)	$267	$265	1	$267	$270	(1)
Program cars as a percentage of average fleet at period end	28%	15%	N/A	28%	15%	N/A
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

N/A - Not applicable

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Total U.S. Car Rental segment revenues were $1.7 billion in the third quarter of 2015, down 2% from the third quarter of 2014 driven by a 2% decline in Total RPD predominantly driven by lower rental rates resulting from competitive pressure in the industry and lower fuel revenues. Transaction days were flat period over period as an increase in airport volume was offset by a decrease in off airport volume due in part to the store closures in the second quarter 2015. Off airport revenues comprised 24% of total revenues for the segment in the third quarter of 2015 as compared to 26% in the third quarter of 2014.

Direct operating expenses for our U.S. car rental segment decreased $53 million, or 5%, primarily comprised of the following:

•
Fleet related expenses decreased $13 million year over year primarily due to a $17 million decline in fuel costs as a result of the lower price of gasoline and a decrease of $7 million in maintenance expenses due to a younger fleet as compared to the third quarter 2014. This was partially offset by an increase in other vehicle operating costs and higher amortization expense on vehicle registration tags.

•
Personnel related expenses decreased $10 million from the third quarter of 2014 due primarily to a reduction in headcount and the discontinuation of future benefit accruals and participation under certain of our pension plans.

•
Other direct operating expenses decreased $30 million from third quarter of 2014 due in part to decreased restructuring and restructuring related costs and declines in net field administration and other direct operating costs of our rental locations.

Partially offsetting the decrease was the impact of $14 million related to certain adjustments recorded in the third quarter of 2015 that relate to prior periods as further disclosed in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements."

Depreciation of revenue earning equipment and lease charges, net decreased $10 million, or 2%, when compared with the third quarter of 2014 primarily due to lower average fleet and higher residual values on certain vehicles. Net depreciation per unit per month increased to $267 in the third quarter of 2015 as compared to $265 in the third quarter 2014.

Income before income taxes increased $52 million, or 33%, from the third quarter of 2014 due primarily to lower direct operating expenses and lower depreciation of revenue earning equipment and lease charges, net, partially offset by the impact of lower revenues and the impact of the $18 million related to certain adjustments recorded in the third quarter of 2015 that relate to prior periods as further disclosed in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements."

Adjusted pre-tax income increased $37 million, or 18% as compared to the third quarter of 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of these adjustments on a consolidated basis.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Total U.S. Car Rental segment revenue was $4.9 billion in the nine months of 2015, down 2% from the nine months of 2014 as a result of a 1% overall decline in transaction days which were impacted by a decrease in airport rental volume and a decrease in off airport volume due in part to the store closures in the second quarter 2015. Total RPD declined 2% driven predominantly by lower fuel-related ancillary revenue and lower rental rates driven by competitive pressure in the industry. Off airport revenues comprised 24% of total revenues for the segment in the nine months of 2015 and 2014.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Direct operating expenses for our U.S. car rental segment decreased $83 million, or 3%, primarily comprised of the following:

•
Fleet related expenses decreased $36 million year over year primarily due to a $60 million decline in fuel costs, partially offset by increases in collision and short term maintenance expenses due to a larger number of program cars returned to the original equipment manufacturer period over period, other vehicle operating costs and higher amortization expense on vehicle registration tags.

•
Personnel related expenses increased $6 million from the nine months of 2014 due primarily to first quarter 2015 increases in salaries and benefits for incremental headcount for our off airport locations, net of the impact of the closures in the second quarter of 2015, incremental headcount in maintenance personnel to reduce vehicle downtime and incremental headcount in customer facing service personnel. These increases were partially offset by the discontinuation of future benefit accruals and participation under certain of our pension plans as well as a reduction in other employee incentives period over period.

•
Other direct operating expenses decreased $53 million from the nine months of 2014 due in part to decreased restructuring and restructuring related costs and a decline in net field administration and other direct operating costs of our rental locations partially driven by the off airport closures in 2015.

Partially offsetting the decrease was the impact of $14 million related to certain adjustments recorded in the third quarter of 2015 that relate to prior periods as further disclosed in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements."

Depreciation of revenue earning equipment and lease charges, net decreased by $24 million when compared with the nine months of 2014 due to higher residual values on certain vehicles. Net depreciation per unit per month decreased to $267 in the nine months 2015 as compared to $270 in the nine months 2014.

Income before income taxes decreased $23 million, or 5%, from the nine months 2014 due primarily to the impact of lower revenues and the impact of the $18 million related to certain adjustments recorded in the third quarter of 2015 that relate to prior periods as further disclosed in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements." Partially offsetting the decrease was lower direct operating expenses and lower depreciation of revenue earning equipment and lease charges, net, as discussed above. Additionally, in the nine months of 2014 we recorded other income of $19 million resulting from an economic loss settlement we received related to a class action lawsuit filed against a vehicle manufacturer stemming from recalls of their vehicles in previous years.

Adjusted pre-tax income decreased $6 million, or 1%, in the nine months of 2015 as compared to the nine months of 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of these adjustments on a consolidated basis.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International Car Rental

As of September 30, 2015, our international car rental operations had a total of approximately 5,515 corporate and franchisee locations in approximately 149 countries including Canada, Australia, New Zealand and in the regions of Europe, Latin and South America, Caribbean, Asia, Africa and the Middle East.

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2015	2014		2015	2014
Total revenues	$687	$795	(14)%	$1,679	$1,918	(12)%
Direct operating expenses	$351	$427	(18)	$950	$1,150	(17)
Depreciation of revenue earning equipment and lease charges, net	$114	$143	(20)	$310	$381	(19)
Income (loss) before income taxes	$121	$130	(7)	$159	$117	36
Adjusted pre-tax income (loss) (a)	$151	$136	11	$203	$154	32
Transaction days (in thousands)(b)	14,814	14,695	1	37,112	36,186	3
Total RPD (in whole dollars)(c)	$50.43	$49.47	2	$48.53	$48.03	1
Revenue per available car day (in whole dollars) (e)	$40.97	$40.13	2	$38.38	$37.38	3
Average fleet (d)	198,200	196,900	1	171,900	170,300	1
Fleet efficiency (d)	81%	81%	N/A	79%	78%	N/A
Net depreciation per unit per month (in whole dollars) (f)	$207	$220	(6)	$214	$224	(4)
Program cars as a percentage of average fleet at period end	44%	40%	N/A	44%	40%	N/A

Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

N/A - Not applicable

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Total revenues for the International Car Rental segment decreased $108 million, or 14%, when compared with the prior-year period, due to the impact of foreign currency of $130 million. Excluding the impact of foreign currency, and despite the negative impact of lower fuel revenues, total revenues increased $22 million, or 3%, driven by a 2% increase in Total RPD, on a constant currency basis, and a 1% increase in transaction days.

Direct operating expenses for our International Car Rental segment decreased $76 million, or 18%, from the prior year. Excluding a $69 million impact of foreign currency, direct operating expenses decreased approximately $7 million, or 2%, primarily due to a reduction in commissions as a result of the termination of a contract in the second quarter of 2015.

Depreciation of revenue earning equipment and lease charges, net for our International Car Rental segment decreased $29 million, or 20%, mainly driven by the impact of foreign currency of $21 million, improved fleet procurement and higher residual values on certain vehicles. Net depreciation per unit per month decreased 6% to $207 from $220 year over year, excluding currency effects on a constant currency basis.

Income before income taxes for our International Car Rental segment was $121 million in the third quarter 2015 as compared to $130 million in the third quarter 2014 due mainly to the factors above coupled with decreases in SG&A of $11 million and interest expense, net of $7 million, partially offset by an increase in other expense of $24 million comprised of a legal reserve recorded during the third quarter 2015 related to a French road tax matter.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Adjusted pre-tax income was $151 million for our International Car Rental segment in the third quarter of 2015 as compared to $136 million in the third quarter of 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Total revenues for the International Car Rental segment decreased $239 million, or 12%, as compared with the prior-year period, including a $302 million impact of foreign currency. Excluding the impact of foreign currency, revenues increased $63 million, or 4% during the nine months of 2015, driven by a 3% increase in transaction days resulting from an improved business mix from U.S. source rentals. Revenues in the nine months of 2015 were negatively impacted by lower fuel revenues driven by lower market prices, a decline in ancillary fuel sales and a change in fuel purchase plans sold in the Europe market that took effect late in the second quarter of 2014. Total RPD for the segment, on a constant currency basis, rose 1%.

Direct operating expenses for our International Car Rental segment decreased $200 million, or 17%, from the prior year period. Excluding the $178 million impact of foreign currency, direct operating expenses decreased approximately $22 million, or 2%, due to lower commissions, lower fuel costs and reduced self-insurance expenses due to a loss recorded in the nine months of 2014 with no comparable charge in the nine months of 2015. In connection with the termination of a contract, we also had approximately $2 million of accruals, expenses, charges, and write-downs in our International Car Rental segment.

Depreciation of revenue earning equipment and lease charges, net for our International Car Rental segment decreased $71 million, or 19%, mainly driven by the impact of foreign currency of $54 million, improved fleet procurement and higher residual values on certain vehicles. Net depreciation per unit per month decreased 4% to $214 from $224 year over year, excluding currency effects on a constant currency basis.

Income before income taxes for our International Car Rental segment was $159 million in the nine months of 2015 as compared to $117 million in the nine months of 2014. The change was due mainly to the reduction in direct operating expenses and depreciation of revenue earning equipment and lease charges, net mentioned above, a $19 million decline in interest expense, net, and a $13 million decrease in SG&A, despite approximately $9 million of accruals, expenses, charges, and write-downs recorded in the second quarter of 2015 in connection with the termination of a contract. The above decreases were partially offset by lower revenues and an increase in other (income) expense, net of $22 million primarily comprised of a legal reserve recorded in 2015 related to a French road tax matter.

Adjusted pre-tax income for our International Car Rental segment was $203 million in the nine months of 2015 as compared to $154 million in the nine months of 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Worldwide Equipment Rental

As of September 30, 2015, HERC had a total of more than 350 branches in the U.S., Canada, China, France, Qatar, Saudi Arabia, Spain, the United Kingdom and other International licenses.

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions)	2015	2014		2015	2014
Total revenues	$401	$413	(3)%	$1,131	$1,155	(2)%
Direct operating expenses	$221	$221	—	$643	$631	2
Depreciation of revenue earning equipment and lease charges, net	$86	$78	10	$243	$235	3
Income (loss) before income taxes	$37	$56	(34)	$69	$140	(51)
Adjusted pre-tax income (loss) (a)	$54	$79	(32)	$130	$197	(34)
Dollar utilization (g)	36%	37%	N/A	35%	36%	N/A
Time utilization (h)	66%	66%	N/A	63%	64%	N/A
Rental and rental related revenue (i)	$380	$374	2	$1,069	$1,049	2
Same store revenue growth (j)	—%	6%	N/A	—%	6%	N/A
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

N/A - Not applicable

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Total revenues for the segment decreased $12 million, or 3%, when compared with the prior-year period and increased $2 million, or 1% excluding the impact of foreign currency. Revenue growth was negatively affected by continuing weakness in major upstream oil and gas markets, but was favorably impacted by a 3% increase in worldwide equipment rental volumes. The increase in volume was driven by new account growth, which is predominantly derived from small local contractors and specialty segments as we diversify our business. The increase in volume was partially muted by the decline in the oil and gas industry in North America mentioned above. Pricing for the third quarter was unchanged year-over-year. Upstream oil and gas revenue in major upstream markets represented approximately 8% of North American equipment rental and rental-related revenue in the third quarter of 2015, excluding currency effects. This upstream revenue was down approximately 39% in the third quarter as major oil producers reduced spending. In contrast, all other North American rental and rental-related revenue increased approximately 9%. The weakness in spending from the major upstream oil and gas customers is having a secondary effect on other types of businesses in those markets resulting in revenue in these markets decreasing by approximately 26% in the third quarter.

Direct operating expenses for our Worldwide Equipment Rental segment remained the same in the third quarter of 2015 when compared to 2014, however, increased $9 million excluding the impact of foreign currency. This increase is primarily driven by higher salary related expenses associated with a rise in the headcount for mechanics to reduce the fleet unavailable for rent and a reinvestment in branch management to drive operational processes.

Depreciation of revenue earning equipment and lease charges, net increased $8 million, or 10% in third quarter of 2015 when compared with 2014, and increased $11 million excluding the impact of foreign currency. The increase was driven by a larger fleet size as compared to the third quarter of 2014 and a decrease in gains on sale of revenue earning equipment primarily due to reduced sales activity.

Income before income taxes decreased $19 million, or 34%, due to the factors above.

Adjusted pre-tax income decreased $25 million, or 32%. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of these adjustments on a consolidated basis.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Total revenues for the segment decreased $24 million, or 2%, when compared with the prior-year period and increased $13 million, or 1% excluding the impact of foreign currency exchange rates. Revenue growth was negatively affected by continuing weakness in major upstream oil and gas markets but was favorably impacted by a 3% increase in worldwide equipment rental volumes. The increase in volume was driven by new account growth, which is predominantly derived from small local contractors and specialty segments as we diversify our business. The increase in volume was partially muted by the decline in the oil and gas industry in North America mentioned above. Pricing for the nine months of 2015 increased 1% year-over-year. Upstream oil and gas revenue in major upstream markets represented approximately 11% of North American equipment rental and rental-related revenue in the nine months of 2015, excluding currency effects. This upstream revenue was down approximately 27% in the nine months as major oil producers reduced spending. In contrast, all other North American rental and rental-related revenue increased approximately 8%. The weakness in spending from the major upstream oil and gas customers is having a secondary effect on other types of businesses in those markets resulting in revenue in these markets decreasing by approximately 21% for the nine month period.

Direct operating expenses for our Worldwide Equipment Rental segment increased $12 million, or 2%, and increased $36 million excluding the impact of foreign currency. This increase is primarily due to increases in salary related expenses due to costs associated with a rise in the headcount for mechanics to reduce the fleet unavailable for rent, reinvestment in branch management to drive operational processes and an increase in bad debt expense.

Depreciation of revenue earning equipment and lease charges, net increased $8 million, or 3%, in the nine months of 2015 when compared with 2014, and increased $15 million excluding the impact of foreign currency. The increase was driven by a larger fleet size as compared to 2014 and a decrease in gains on sale of revenue earning equipment due to reduced sales activity.

Income before income taxes decreased $71 million, or 51%, due to the factors above coupled with a $22 million increase in selling, general and administrative expenses primarily resulting from $5 million in costs associated with separation of a senior executive during second quarter of 2015 as well as increased costs associated with a larger sales force year over year. Additionally, there were $20 million of costs for the anticipated HERC spin-off transaction during the nine months of 2015 as compared to $18 million in the nine months of 2014.

Adjusted pre-tax income decreased $67 million, or 34%. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of these adjustments on a consolidated basis.

All Other Operations

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions)	2015	2014		2015	2014
Total revenues	$149	$145	3%	$439	$425	3%
Direct operating expenses	$6	$6	—	$17	$18	(6)
Depreciation of revenue earning equipment and lease charges, net	$118	$116	2	$349	$340	3
Income (loss) before income taxes	$14	$13	8	$42	$34	24
Adjusted pre-tax income (loss)(a)	$18	$17	6	$52	$47	11
Average Fleet - Donlen	160,500	169,700	(5)	164,900	174,800	(6)
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Our Donlen operations had favorable revenue results in 2015 as compared with 2014 driven by increased leasing volume. Higher revenues were partially offset by higher vehicle depreciation in the segment.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Footnotes to the Results of Operations and Selected Operating Data by Segment Tables

(a)
Adjusted pre-tax income is a Non-GAAP measure that is calculated as income before income taxes plus certain non-cash purchase accounting charges, debt-related charges relating to the amortization and write-off of debt financing costs and debt discounts and certain one-time charges and nonoperational items. Adjusted pre-tax income is important to management because it allows management to assess operational performance of our business, exclusive of the items mentioned above. It also allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally. The contribution of our reportable segments to adjusted pre-tax income and reconciliation to the most comparable consolidated GAAP measure are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Adjusted pre-tax income (loss):
U.S. car rental	$246	$209	$509	$515
International car rental	151	136	203	154
Worldwide equipment rental	54	79	130	197
All other operations	18	17	52	47
Total reportable segments	469	441	894	913
Corporate (1)	(109)	(118)	(354)	(346)
Consolidated adjusted pre-tax income (loss)	360	323	540	567
Adjustments:
Acquisition accounting (2)	(32)	(32)	(94)	(98)
Debt-related charges (3)	(15)	(13)	(47)	(36)
Restructuring and restructuring related charges (4)	(18)	(55)	(87)	(126)
Acquisition related costs and charges (5)	—	(1)	—	(10)
Equipment rental spin-off costs (6)	(6)	(14)	(23)	(27)
Impairment charges and asset write-downs(7)	(6)	—	(15)	(10)
Integration expenses(8)	(1)	(1)	(5)	(7)
Relocation costs(9)	—	(3)	(4)	(7)
Other (10)	26	—	29	22
Income (loss) before income taxes	$308	$204	$294	$268

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

(2)	Represents the increase in amortization of other intangible assets, depreciation of property and other equipment and accretion of revalued liabilities relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred debt financing costs and debt discounts and premiums.

(4)
Represents expenses incurred under restructuring actions as defined in U.S. GAAP. For further information on restructuring costs, see Note 8, "Restructuring." Also represents incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes, consulting costs and legal fees related to the accounting review and investigation and costs associated with the separation of certain executives.

(5)	Represents costs related to acquisitions and strategic initiatives.

(6)	Represents expenses associated with the anticipated HERC spin-off transaction announced in March 2014.

(7)
In 2015, primarily represents first quarter impairments of the former Dollar Thrifty headquarters and a corporate asset and a third quarter impairment of a building in the U.S. Car Rental segment. In 2014, primarily represents a second quarter write-down of assets associated with a terminated business relationship.

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

(10)
Includes miscellaneous non-recurring or non-cash items. For 2015, primarily represents the gain on the sale of common stock of CAR Inc, offset by a legal reserve in the International Car Rental segment. For 2014, primarily represents a litigation settlement received in relation to a class action lawsuit filed against an original equipment manufacturer stemming from recalls of their vehicles in previous years.

(b)
Transaction days represent the total number of 24-hour periods, with any partial period counted as one transaction day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one transaction day in a 24-hour period.  Late in the third quarter of 2015 the Company fully integrated the Dollar Thrifty and Hertz counter systems and as a result aligned the transaction day calculation in the Hertz system.  As a result of this alignment, Hertz determined that there was an impact to the calculation.  The impact to the third quarter of 2015 is negligible, however Hertz expects that transaction days for the U.S. Car Rental segment will increase by approximately 1% prospectively relative to the historic calculation.

(c)
Total RPD is a Non-GAAP measure that is calculated as total revenue less ancillary revenue associated with retail car sales, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is useful in analyzing underlying trends. This statistic is important to our management and investors as it represents a measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control.

The following tables reconcile our car rental segment revenues to our total rental revenue and total revenue per transaction day (based on December 31, 2014 foreign exchange rates) for the three and nine months ended September 30, 2015 and 2014 ($ in millions, except for Total RPD):

	U.S. car rental segment		International car rental segment
	Three Months Ended September 30,
($ in millions, except as noted)	2015	2014	2015	2014
Revenues	$1,739	$1,768	$687	$795
Ancillary retail car sales revenue	(16)	(9)	—	—
Foreign currency adjustment	—	—	60	(68)
Total rental revenue	$1,723	$1,759	$747	$727
Transaction days (in thousands)	37,946	37,901	14,814	14,695
Total RPD (in whole dollars)	$45.41	$46.41	$50.43	$49.47

	U.S. car rental segment		International car rental segment
	Nine Months Ended September 30,
($ in millions, except as noted)	2015	2014	2015	2014
Revenues	$4,873	$4,989	$1,679	$1,918
Ancillary retail car sales revenue	(41)	(23)	—	—
Foreign currency adjustment	—	—	122	(180)
Total rental revenue	$4,832	$4,966	$1,801	$1,738
Transaction days (in thousands)	104,960	106,111	37,112	36,186
Total RPD (in whole dollars)	$46.04	$46.80	$48.53	$48.03

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(d)
Average fleet is determined using a simple average of the number of vehicles at the beginning and end of a given period. Among other things, average fleet is used to calculate our fleet efficiency which represents the portion of the Company's fleet that is being utilized to generate revenue. Fleet efficiency is calculated by dividing total transaction days by available car days. In the three and nine months of 2014, average fleet used to calculate fleet efficiency in our U.S. Car Rental segment excludes Advantage sublease and Hertz 24/7 vehicles as these vehicles do not have associated transaction days. In the three and nine months of 2015, the quantity of Advantage sublease and Hertz 24/7 vehicles rounds to zero. The calculation of fleet efficiency is shown in the tables below.

	U.S. car rental segment		International car rental segment
	Three Months Ended September 30,
	2015	2014	2015	2014
Transaction days (in thousands)	37,946	37,901	14,814	14,695
Average fleet	497,700	515,300	198,200	196,900
Advantage Sublease vehicles	—	(1,000)	—	—
Hertz 24/7 vehicles	—	(1,000)	—	—
Average fleet used to calculate fleet efficiency	497,700	513,300	198,200	196,900
Number of days in period	92	92	92	92
Available car days (in thousands)	45,788	47,224	18,234	18,115
Fleet efficiency	83%	80%	81%	81%

	U.S. car rental segment		International car rental segment
	Nine Months Ended September 30,
	2015	2014	2015	2014
Transaction days (in thousands)	104,960	106,111	37,112	36,186
Average fleet	499,600	503,300	171,900	170,300
Advantage Sublease vehicles	—	(5,500)	—	—
Hertz 24/7 vehicles	—	(1,000)	—	—
Average fleet used to calculate fleet efficiency	499,600	496,800	171,900	170,300
Number of days in period	273	273	273	273
Available car days (in thousands)	136,391	135,626	46,929	46,492
Fleet efficiency	77%	78%	79%	78%

(e)
Revenue per available car day is calculated as total revenues less revenue from fleet subleases and ancillary revenue associated with retail car sales divided by available car days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This metric is important to our management and investors as it represents a measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control and provides a measure of revenue production relative to overall capacity.

The following tables reconcile our car rental segment total rental revenues to our revenue per available car day (based on December 31, 2014 foreign exchange rates) for the three and nine months ended September 30, 2015 and 2014:

	U.S. car rental segment		International car rental segment
	Three Months Ended September 30,
($ in millions, except as noted)	2015	2014	2015	2014
Total rental revenue	$1,723	$1,759	$747	$727
Available car days (in thousands)	45,788	47,224	18,234	18,115
Revenue per available car day (in whole dollars)	$37.63	$37.25	$40.97	$40.13

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	U.S. car rental segment		International car rental segment
	Nine Months Ended September 30,
($ in millions, except as noted)	2015	2014	2015	2014
Total rental revenue	$4,832	$4,966	$1,801	$1,738
Available car days (in thousands)	136,391	135,626	46,929	46,492
Revenue per available car day (in whole dollars)	$35.43	$36.62	$38.38	$37.38

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

	U.S. car rental segment		International car rental segment
	Three Months Ended September 30,
($ in millions, except as noted)	2015	2014	2015	2014
Depreciation of revenue earning equipment and lease charges	$399	$409	$114	$143
Foreign currency adjustment	—	—	9	(13)
Adjusted depreciation of revenue earning equipment and lease charges, net	$399	$409	$123	$130
Average Fleet	497,700	515,300	198,200	196,900
Adjusted depreciation of revenue earning equipment and lease charges, net divided by average fleet (in whole dollars)	$802	$794	$621	$660
Number of months in period	3	3	3	3
Net depreciation per unit per month (in whole dollars)	$267	$265	$207	$220

	U.S. car rental segment		International car rental segment
	Nine Months Ended September 30,
($ in millions, except as noted)	2015	2014	2015	2014
Depreciation of revenue earning equipment and lease charges, net	$1,200	$1,224	$310	$381
Foreign currency adjustment	—	—	21	(37)
Adjusted depreciation of revenue earning equipment and lease charges, net	$1,200	$1,224	$331	$344
Average Fleet	499,600	503,300	171,900	170,300
Adjusted depreciation of revenue earning equipment and lease charges, net divided by average fleet (in whole dollars)	$2,402	$2,432	$1,926	$2,020
Number of months in period	9	9	9	9
Net depreciation per unit per month (in whole dollars)	$267	$270	$214	$224

(g)
Dollar utilization means revenue derived from the rental of equipment divided by the original cost of the equipment including additional capitalized refurbishment costs (with the basis of refurbished assets reset at the refurbishment date).

(h)	Time Utilization means the percentage of time an equipment unit is on-rent during a given period.

(i)
Worldwide equipment rental and rental related revenue is a Non-GAAP measure that consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency (based on December 31, 2014 foreign exchange rates). Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it reflects time and mileage and ancillary charges for equipment on rent and is comparable with the reporting of other industry participants. The following table reconciles our worldwide equipment rental segment revenues, the

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

most comparable GAAP measure, to our worldwide equipment rental and rental related revenue (based on the elements in car rental pricing that management has the ability to control).

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Worldwide Equipment Rental segment revenues	$401	$413	$1,131	$1,155
Equipment sales and other revenue	(28)	(33)	(79)	(87)
Rental and rental related revenue at actual rates	373	380	1,052	1,068
Foreign currency adjustment	7	(6)	17	(19)
Rental and rental related revenue	$380	$374	$1,069	$1,049

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

As of September 30, 2015, we had $509 million of cash and cash equivalents and $280 million of restricted cash. Of these amounts $161 million of cash and cash equivalents and $32 million of restricted cash was held by our subsidiaries outside of the United States, Canada and Puerto Rico.

The following table summarizes the change in cash and cash equivalents for the periods shown:

	Nine Months Ended September 30,
(In millions)	2015	2014	$ Change
Cash provided by (used in):
Operating activities	$2,686	$2,733	$(47)
Investing activities	(3,384)	(3,286)	(98)
Financing activities	738	789	(51)
Effect of exchange rate changes	(21)	(18)	(3)
Net change in cash and cash equivalents	$19	$218	$(199)

During the nine months ended September 30, 2015, we generated $47 million less cash from operating activities compared with the same period in 2014. The decrease was primarily related to the timing of our cash receipts and payments related to our assets and liabilities.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment, see "Capital Expenditures" below. During the nine months ended September 30, 2015, we used less cash for investing activities compared with the same period in 2014 primarily due to a $177 million increase in cash inflows as restricted cash levels required to support related fleet debt, including the prefunding of related amortization payments, declined. Additionally, we received $100 million of proceeds from the sale of shares in our equity method investment. These were partially offset by a $96 million increase in revenue earning equipment expenditures, net of proceeds from disposals and an advance to Hertz Holdings of $270 million during the nine months of 2015 under the master loan facility.

During the nine months ended September 30, 2015, cash provided by financing activities decreased by $51 million compared with the same period in 2014. The decrease was primarily due to a net decrease in long term borrowings, partially offset by increased short term borrowings and borrowings under our revolving lines of credit compared to the nine months 2014.

The effect of exchange rates on our cash during the nine months ended September 30, 2015 was a reduction in cash of $21 million as compared to a reduction in cash of $18 million during the nine months ended September 30, 2014.

Financing

Our primary liquidity needs include servicing of corporate and fleet related debt, the payment of operating expenses and purchases of rental vehicles and equipment to be used in our operations. Our primary sources of funding are operating cash flows, cash received on the disposal of vehicles and equipment, borrowings under our asset-backed securitizations and our asset-based revolving credit facilities and access to the credit markets. As of September 30, 2015, we had $16,609 million of total indebtedness outstanding. Cash paid for interest during the nine months ended September 30, 2015, was $393 million, net of amounts capitalized. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations, capital expenditures and acquisitions.

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

Our liquidity as of September 30, 2015 consisted of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our fleet debt, see "Borrowing Capacity and Availability" below. The Company’s practice is to maintain sufficient liquidity through cash from operations, credit facilities and other financing arrangements, so that its operations are unaffected by adverse financial market conditions.  As of the third quarter 2015 financial statements, the Company reviewed the credit facilities that will mature within the next twelve months and determined that it is probable that the Company will be able, and has the intent, to refinance the credit facilities before the expiration of such facilities.

We believe that cash generated from operations, cash received on the disposal of vehicles and equipment, together with amounts available under various liquidity facilities and refinancing options available to us, will be adequate to permit us to meet our debt maturities over the next twelve months.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Advances to Hertz Holdings

As further described in Note 15, "Related Party Transactions", we advance cash to Hertz Holdings under a master loan facility. At September 30, 2015, $365 million was due from Hertz Holdings. In October 2015, we declared and paid a non-cash dividend to Hertz Investors, Inc. consisting of the full rights to the receivable due from Hertz Holdings plus accrued interest. Hertz Investors, Inc. declared and paid the same dividend to Hertz Holdings; thereby settling the amount receivable from Hertz Holdings.

Fleet Debt

During the nine months ended September 30, 2015 we had the following financing activities:

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

HVF II U.S. Fleet Medium Term Notes: In April 2015, HVF II issued the Series 2015-1 Rental Car Asset-Backed Notes, Class A, Class B, and Class C, or the “HVF II Series 2015-1 Notes”, collectively, in an aggregate principal amount of $780 million. The expected maturity of the HVF II Series 2015-1 Notes is March 2020. The HVF II Series 2015-1 Notes are comprised of $622 million aggregate principal amount of 2.73% Rental Car Asset-Backed Notes, Class A, $119 million aggregate principal amount of 3.52% Rental Car Asset-Backed Notes, Class B, and $39 million aggregate principal amount of 4.35% Rental Car Asset-Backed Notes, Class C. The net proceeds from the sale of the HVF II Series 2015-1 Notes were used (i) to repay a portion of the outstanding principal amount of HVF II's Series 2013-A Notes and HVF II's Series 2014-A Notes and (ii) to make loans to HVF for HVF to acquire or refinance vehicles to be leased to the Company or Dollar Thrifty for use in their daily rental operations.

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

HFLF Medium Term Notes: In June 2015, HFLF issued $300 million in aggregate principal amount of Series 2015-1 Floating Rate Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E, or the “HFLF Series 2015-1 Notes,” collectively. The net proceeds from the issuance of the HFLF Series 2015-1 Notes were used (i) to repay a portion of amounts then-outstanding under the HFLF Series 2014-1 Notes and the HFLF Series 2013-2 Notes and (ii) to make loans to DNRS II LLC. The HFLF Series 2015-1 Notes are floating rate and carry an interest rate based upon a spread to one-month LIBOR. An affiliate of HFLF owns a portion of the obligation related to the Class E Notes, therefore, $5 million of the obligation is eliminated in consolidation.

Canadian Securitizations: In September 2015, Hertz established a new securitization platform, the “Canadian Securitization”, designed to facilitate its financing activities relating to the vehicle fleet used by Hertz in the Canadian daily car rental operations of its Hertz, Dollar, Thrifty and Firefly brands. The lenders under the Canadian Securitization have been granted a security interest primarily in the owned rental car fleet used in its car rental operations in Canada and certain contractual rights related to such vehicles as well as certain other assets owned by its entities connected to the financing. TCL Funding Limited Partnership, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz, or “Funding LP,” is the issuer under the Canadian Securitization. In connection with the establishment of the Canadian Securitization, in September 2015, Funding LP issued the Series 2015-A Variable Funding Rental Car Asset Backed Notes (the “Funding LP Series 2015-A Notes”) that provide for aggregate maximum borrowings of C$350 million (subject to borrowing base availability) on a revolving basis and a maturity date of January 2018. The net proceeds from the sale of the Funding LP Series 2015-A Notes were used to pay in full the then-outstanding Hertz Sponsored Canadian Securitization and the Dollar Thrifty Sponsored Canadian Securitization and there are no longer any amounts outstanding under the Hertz Sponsored Canadian Securitization and the Dollar Thrifty Sponsored Canadian Securitization.

HFLF Variable Funding Notes: In September 2015, the HFLF Series 2013-2 Notes were upsized by $100 million providing for an aggregate maximum principal amount of the HFLF Series 2013-2 Notes of $500 million (subject to borrowing base availability). In connection therewith, the maturity date of the HFLF Series 2013-2 Notes was extended to September 2017.

Subsequent to September 30, 2015 we had the following financing activities:

In October 2015, HVF II issued the Series 2015-2 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (the “HVF II Series 2015-2 Notes”) and Series 2015-3 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (the “HVF II Series 2015-3 Notes”) in an aggregate principal amount of $636 million. The expected maturities of the HVF II Series 2015-2 Notes and the HVF II Series 2015-3 Notes are September 2018 and September 2020, respectively. The HVF II Series 2015-2 Notes are comprised of approximately $190 million aggregate principal amount of 2.02% Rental Car Asset Backed Notes, Class A, $46 million aggregate principal amount of 2.96% Rental Car Asset Backed Notes, Class B, $14 million aggregate principal amount of 3.95% Rental Car Asset Backed Notes, Class C and $15 million aggregate principal amount of 4.93% Rental Car Asset Backed Notes, Class D. The HVF II Series 2015-3 Notes are comprised of approximately $265 million aggregate principal amount of 2.67% Rental Car Asset Backed Notes, Class A, $65 million aggregate principal amount of 3.71% Rental Car Asset Backed Notes, Class B, $20 million aggregate principal amount of 4.44% Rental Car Asset Backed Notes, Class C and $21 million aggregate principal amount of 5.33% Rental Car Asset Backed Notes, Class D. An affiliate of HVF II purchased the Class D Notes of each such series, therefore, $36 million of the obligation is eliminated in consolidation. The net proceeds from the sale of the HVF II Series 2015-2 Notes and HVF II Series 2015-3 Notes were used (i) to repay a portion of the outstanding principal amount of HVF II's Series 2013-A Notes and HVF II's Series 2014-A Notes and (ii) to make loans to Hertz Vehicle Financing LLC, a wholly owned special purpose subsidiary of the Company, to acquire or refinance vehicles.

In October 2015, certain of Hertz’s foreign subsidiaries entered into an amendment agreement pursuant to which certain terms of the European Securitization were amended. The amendment provides for, among other things, an extension of the maturity of the European Securitization from October 2016 to October 2017.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Borrowing Capacity and Availability

As of September 30, 2015, the following facilities were available to us:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,373	$1,334
Total Corporate Debt	1,373	1,334
Fleet Debt
HVF II U.S. Fleet Variable Funding Notes	2,090	—
HFLF Variable Funding Notes	256	—
European Revolving Credit Facility	—	—
European Securitization	54	7
Canadian Securitization	37	—
Australian Securitization	88	—
Capitalized Leases	35	5
Total Fleet Debt	2,560	12
Total	$3,933	$1,346

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

As of September 30, 2015, the Senior ABL Facility had $970 million available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Letters of Credit

As of September 30, 2015, there were outstanding standby letters of credit totaling $688 million. Of this amount, $675 million was issued under the Senior Credit Facilities. We refer to the Senior Term Facility and the Senior ABL Facility together as the “Senior Credit Facilities.” As of September 30, 2015, none of these letters of credit have been drawn upon.

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

Under the terms of our Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of September 30, 2015, we were not subject to the fixed charge coverage ratio test.

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

On July 16, 2015, we filed our 2014 Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015. As a result, any potential and/or actual defaults and potential amortization events ceased to exist and were deemed to have been cured for all purposes of the related transaction documents.

Capital Expenditures

The table below sets forth the revenue earning equipment expenditures and capital asset expenditures, non-fleet, and related disposal proceeds for the periods shown:

	Revenue Earning Equipment			Capital Assets, Non-Fleet
Cash inflow (cash outflow)_(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2015
First Quarter	$(3,438)	$2,289	$(1,149)	$(97)	$22	$(75)
Second Quarter	(4,553)	2,620	(1,933)	(73)	25	(48)
Third Quarter	(2,019)	1,879	(140)	(80)	22	(58)
	$(10,010)	$6,788	$(3,222)	$(250)	$69	$(181)
2014
First Quarter	$(2,582)	$1,859	$(723)	$(75)	$25	$(50)
Second Quarter	(3,414)	1,858	(1,556)	(76)	20	(56)
Third Quarter	(2,446)	1,599	(847)	(81)	36	(45)
	$(8,442)	$5,316	$(3,126)	$(232)	$81	$(151)

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The table below sets forth revenue earning equipment capital expenditures, net of disposal proceeds, by segment for the periods shown:

	Nine Months Ended September 30,
(In millions)	2015	2014	$ Change	% Change
Revenue earning equipment expenditures, net
U.S. car rental	$(1,390)	$(1,109)	$(281)	25%
International car rental	(995)	(1,238)	243	(20)
Worldwide equipment rental	(410)	(340)	(70)	21
All other operations	(427)	(439)	12	(3)
Total	$(3,222)	$(3,126)	$(96)	3

The table below sets forth capital asset expenditures, non-fleet, net of disposal proceeds, by segment for the periods shown:

	Nine Months Ended September 30,
(In millions)	2015	2014	$ Change	% Change
Capital asset expenditures, non-fleet, net
U.S. car rental	$(46)	$(102)	$56	(55)%
International car rental	(23)	(13)	(10)	77
Worldwide equipment rental	(62)	(16)	(46)	288
All other operations	(3)	(4)	1	(25)
Corporate	(47)	(16)	(31)	194
Total	$(181)	$(151)	$(30)	20

Relocation of Headquarters

The relocation of our corporate headquarters to Estero, Florida is ongoing and we expect to complete the relocation in late 2015. As of September 30, 2015, we have incurred approximately $85 million in expenditures directly related to the relocation of our headquarters including employee relocation, severance, temporary facilities and other associated costs. We anticipate that our future expenditures related to the relocation will be approximately $1 million.

We are currently funding the construction costs related to our new headquarters although most of the cost will be offset by state income tax credits over a period of 20 years. Through September 30, 2015, we have expended approximately $89 million related to the construction of our new headquarters. We anticipate our future capital expenditures will be approximately $20 million.

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

As of September 30, 2015, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

As a result of the reaffirmation of the Worldwide Equipment Rental business separation, in the third quarter of 2015, we qualitatively assessed the fair value of the Hertz Equipment Rental tradename relative to its carrying value and determined that it is more likely than not there is no impairment of the tradename. This assessment which considered known events and circumstances was based on the key assumptions of the length of the transition period, the effectiveness of the Worldwide Equipment Rental's marketing strategy and the ability to retain the key attributes of the existing tradename. These assumptions could change materially in the future based on the finalization of the separation agreement and materially affect the fair value of the tradename.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Report and in reports we subsequently file with the United States Securities and Exchange Commission, or the "SEC," on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, include "forward-looking statements." Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts" or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports on Forms 10-K, 10-Q and 8‑K.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

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

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2015, due to the identification of material weaknesses in our internal control over financial reporting, as further described in Item 9A of our 2014 Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended September 30, 2015. We have taken certain remediation steps to address the material weaknesses referenced above and to improve our control over financial reporting. If not remediated these deficiencies could result in further material misstatements to our financial statements. The Company and the Board take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal controls environment. The following remediation steps are among the measures taken by the Company during the quarter:

Control Environment

Management Tone and Complement of Personnel

•	Additional resources have been added to our management team

•	Chief Information Security Officer

•	Senior Vice President Finance

•	Vice President Revenue Management &Fleet Development

•	Vice President Compensation & Benefits

•	Vice President Communications

•	Vice President Marketing Communications

•	Vice President Specialty Sales

•	Vice President Inbound Sales

•	Vice President Customer Insight & Analytics

THE HERTZ CORPORATION AND SUBSIDIARIES

•	Vice President Financial Planning & Analysis

•	Vice President Insurance Risk & Claims Management

•	Town hall meetings held by our Chief Executive Officer and other members of our senior management team

•	Enhancements to our compliance and code of conduct trainings

Non-Fleet Procurement

•	Targeted training of field personnel in our non-fleet procurement process which includes the related Oracle ERP functionality

Monitoring Activities

Internal Audit

•	Reorganization of the Internal Audit function

•	Continued hiring of resources with an appropriate level of knowledge and experience

•Director - Internal Audit, North America and Information Technology
•Director - Internal Audit, Corporate, Latin America and the Caribbean

•	Co-sourcing arrangements with third party service providers

•	Enhancements to our risk assessment process

There were no other material changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

THE HERTZ CORPORATION AND SUBSIDIARIES

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Part I, Item I, Note 13 "Contingencies and Off-Balance Sheet Commitments".

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

Date:	November 9, 2015	THE HERTZ CORPORATION (Registrant)
		By:	/s/ THOMAS C. KENNEDY
Thomas C. Kennedy Senior Executive Vice President and Chief Financial Officer

THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
10.4.1	Hertz Global Holdings, Inc. Stock Incentive Plan#
31.1–31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer*
32.1–32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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