Form 10-K/A
period 2015-12-31
HERTZ CORP
filed 2016-03-04
CIK 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-K/A
Amendment No. 1

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

Documents incorporated by reference: None

THE HERTZ CORPORATION AND SUBSIDIARIES

THE HERTZ CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE
We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the U.S. Securities and Exchange Commission on February 29, 2016, or the "Original Filing." The sole purpose of this Amendment No. 1 is to correct a clerical error in Item 9A, "Controls and Procedures” that was included in the Original Filing. In particular, the version of Item 9A included in the Original Filing listed the estimates for the allowance for uncollectible amounts receivable for renter obligations related to damaged vehicles, and accrued unbilled revenue within the section “Accounting Estimates” under the heading “Remediation of Prior Material Weaknesses.” Because the internal controls with respect to these matters are not remediated, the estimates for the allowance for uncollectible amounts receivable for renter obligations related to damaged vehicles, and accrued unbilled revenue should not have been listed under that heading. We have refiled Item 9A in its entirety. We have made no other changes to the Original Filing other than the deletion of those matters noted above.

i

THE HERTZ CORPORATION AND SUBSIDIARIES

PART II
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

THE HERTZ CORPORATION AND SUBSIDIARIES

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

Remediation of Prior Material Weaknesses

Control Environment

Management Tone

We have taken actions to remediate the material weakness associated with an inappropriate tone at the top including (i) the previously disclosed changes in our personnel with respect to the company’s senior management, (ii) the previously disclosed personnel changes in the financial reporting and accounting function in order to ensure we have personnel with an appropriate level of knowledge, experience, and training to effect appropriate tone at the top, (iii) the augmentation of these personnel with qualified consulting resources to ensure we have sufficient staffing to meet our regulatory obligations, (iv) the reinforcement of adherence to established internal controls and Company policies and procedures through formal communications, town hall meetings and employee trainings, (v) the establishment of procedures for ensuring clear reporting structures, reporting lines, and decisional authority responsibilities in the organization and enhancement of communications with our operational departments, accounting, Board and Audit Committee, (vi) new trainings administered and monitored by the Compliance Committee, (vii) the development of a new enterprise risk assessment process to refine the company’s risk assessment, (viii) the enhancement of the annual Sarbanes-Oxley risk assessment, and (ix) the enhancement of the Company’s Disclosure Committee process.

Accounting Estimates

We have taken actions to remediate the material weakness associated with information technology expenditure accounting estimates, including (i) identifying, implementing and documenting controls over appropriate accounting methodologies, data, and assumptions for information technology expenditures, (ii) held trainings with accounting staff

THE HERTZ CORPORATION AND SUBSIDIARIES

in the first quarter of 2015 to ensure there is a thorough understanding of the underlying methodologies implemented, (iii) established policies and procedures for the approval and implementation of new or modified accounting methodologies, and (iv) hired accounting personnel with an appropriate level of knowledge and experience to execute the underlying accounting methodologies.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

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

Accounting Estimates

•
To address the material weakness associated with controls over certain accounting estimates, we have taken steps to improve our design and maintenance of effective controls for accounting estimates, including (i) where necessary, we have identified, implemented and documented controls over appropriate accounting methodologies, data, and assumptions for certain accounts, including reserve estimates associated with allowances for uncollectible amounts receivable for renter obligations for damaged vehicles and accrued unbilled revenue, (ii) held trainings with accounting staff in the first quarter of 2015 to ensure there is a thorough understanding of the underlying methodologies implemented, (iii) established policies and procedures for the approval and implementation of new or modified accounting methodologies, (iv) hired accounting personnel with an appropriate level of knowledge and experience to execute the underlying accounting methodologies and (v) established policies and procedures for the review, approval and application of appropriate GAAP for transactions and accounting methodology changes. We are continuing to implement controls over the completeness and accuracy of data and assumptions. In order to consider this material weakness fully remediated, we believe additional time is needed to demonstrate sustainability as it relates to the revised controls.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

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
3. Exhibits
The following exhibits are filed as a part of this Amendment No. 1:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

THE HERTZ CORPORATION AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lee County, Florida on the 4th day of March, 2016.

THE HERTZ CORPORATION (Registrant)
By:	/s/ THOMAS C. KENNEDY
Name:	Thomas C. Kennedy
Title:	Senior Executive Vice President and Chief Financial Officer