Form 10-Q
period 2016-03-31
HERTZ CORP
filed 2016-05-09
CIK 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2016, 100 shares of common stock (par value $0.01) of the registrant were outstanding and owned by its affiliate, Hertz Investors, Inc.

THE HERTZ CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
ITEM l.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$856	$479
Restricted cash and cash equivalents	353	349
Receivables, net of allowance of $70 and $60, respectively	1,518	2,074
Inventories, net	53	51
Prepaid expenses and other assets	651	775
Revenue earning equipment:
Vehicles	14,484	13,441
Less accumulated depreciation - vehicles	(2,620)	(2,695)
Equipment	3,543	3,526
Less accumulated depreciation - equipment	(1,182)	(1,144)
Revenue earning equipment, net	14,225	13,128
Property and other equipment:
Land, buildings and leasehold improvements	1,335	1,347
Service equipment and other	1,089	1,075
Less accumulated depreciation	(1,210)	(1,174)
Property and other equipment, net	1,214	1,248
Other intangible assets, net	3,804	3,822
Goodwill	1,353	1,354
Total assets	$24,027	$23,280
LIABILITIES AND EQUITY
Accounts payable	$1,382	$875
Accrued liabilities	1,090	1,106
Accrued taxes, net	166	172
Debt	16,072	15,834
Public liability and property damage	413	402
Deferred taxes on income, net	2,934	2,943
Total liabilities	22,057	21,332
Commitments and contingencies
Equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	3,589	3,583
Due from affiliate	(334)	(345)
Accumulated deficit	(1,094)	(1,045)
Accumulated other comprehensive income (loss)	(191)	(245)
Total equity	1,970	1,948
Total liabilities and equity	$24,027	$23,280
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended March 31,
	2016	2015
Revenues:
Worldwide car rental	$1,839	$1,956
Worldwide equipment rental	328	355
All other operations	144	143
Total revenues	2,311	2,454
Expenses:
Direct operating	1,341	1,408
Depreciation of revenue earning equipment and lease charges, net	706	707
Selling, general and administrative	267	266
Interest expense, net	154	154
Other (income) expense, net	(91)	5
Total expenses	2,377	2,540
Income (loss) before income taxes	(66)	(86)
(Provision) benefit for taxes on income (loss)	17	16
Net income (loss)	$(49)	$(70)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(49)	$(70)
Other comprehensive income (loss):
Foreign currency translation adjustments	36	(48)
Unrealized holding gains (losses) on securities	17	—
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial (gains) losses on defined benefit pension plans	2	2
Total other comprehensive income (loss) before income taxes	55	(46)
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	(1)	—
Total other comprehensive income (loss)	54	(46)
Total comprehensive income (loss)	$5	$(116)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(49)	$(70)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning equipment, net	691	689
Depreciation and amortization, non-fleet	77	86
Amortization and write-off of deferred financing costs	14	15
Amortization and write-off of debt discount (premium)	1	1
Stock-based compensation charges	6	4
Provision for receivables allowance	23	6
Deferred taxes on income	(10)	(16)
Impairment charges and asset write-downs	—	20
(Gain) loss on sale of shares in equity method investment	(75)	—
Other	(6)	(5)
Changes in assets and liabilities
Receivables	(49)	(13)
Inventories, prepaid expenses and other assets	(17)	(65)
Accounts payable	(7)	18
Accrued liabilities	(19)	92
Accrued taxes	(6)	21
Public liability and property damage	6	—
Net cash provided by (used in) operating activities	580	783
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(2)	154
Revenue earning equipment expenditures	(3,627)	(3,438)
Proceeds from disposal of revenue earning equipment	3,010	2,289
Capital asset expenditures, non-fleet	(53)	(97)
Proceeds from disposal of property and other equipment	22	22
Acquisitions, net of cash acquired	—	(96)
Sales of shares in equity method investment	233	—
Advances to Hertz Global Holdings, Inc.	—	(5)
Net cash provided by (used in) investing activities	(417)	(1,171)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Unaudited
(In millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,000	—
Repayments of long-term debt	(185)	(1,027)
Short-term borrowings:
Proceeds	151	175
Payments	(132)	(142)
Proceeds under the revolving lines of credit	1,663	3,326
Payments under the revolving lines of credit	(2,296)	(1,828)
Payment of financing costs	(10)	(1)
Repayments from Hertz Global Holdings, Inc.	11	—
Net cash provided by (used in) financing activities	202	503
Effect of foreign exchange rate changes on cash and cash equivalents	12	(20)
Net increase (decrease) in cash and cash equivalents during the period	377	95
Cash and cash equivalents at beginning of period	479	490
Cash and cash equivalents at end of period	$856	$585

Supplemental disclosures of cash information:
Cash paid during the period for:
Interest	$102	$97
Income taxes, net of refunds	16	3
Supplemental disclosures of non-cash information:
Purchases of revenue earning equipment included in accounts payable and accrued liabilities	$636	$633
Sales of revenue earning equipment included in receivables	471	293
Purchases of property and other equipment included in accounts payable	20	71
Sales of property and other equipment included in receivables	13	24

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

In March 2014, Hertz Holdings announced that its Board of Directors approved plans to separate Hertz Holdings into two independent, publicly traded companies. One of the companies, Hertz Rental Car Holding Company, Inc. ("HRCHC") will continue to operate the Hertz, Dollar, Thrifty and Firefly car rental businesses as well as Donlen; and the other, HERC Holdings, Inc. ("HERC Holdings") will operate the Hertz Equipment Rental Corporation ("HERC"). The Company expects to separate the businesses in a tax-efficient manner. In respect of the separation, in December 2015 HRCHC filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission ("SEC") which was amended in February and April 2016.

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

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 29, 2016 (the "2015 Form 10-K"), and as amended on March 4, 2016 (the "2015 Form 10-K/A").

As disclosed below in "Recently Issued Accounting Pronouncements," the Company retrospectively adopted the guidance "Simplifying the Presentation of Debt Issuance Costs" on January 1, 2016.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Hertz and its wholly and majority owned domestic and international subsidiaries. In the event that the Company is a primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity are included in the Company's condensed consolidated financial statements. The Company accounts for its investments in joint ventures using the equity method when it has significant influence but not control and is not the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements
Adopted

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period

In June 2014, the FASB issued guidance that requires that a performance target in a share-based payment award that affects vesting and that can be achieved after the requisite service period is completed is to be accounted for as a performance condition; therefore, compensation cost should be recognized in the period in which it becomes probable

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

that the performance target will be achieved, and the amount of compensation cost recognized should be based on the portion of the service period fulfilled. The Company adopted this guidance prospectively on January 1, 2016 in accordance with the effective date. Adoption of this new guidance did not impact the Company’s financial position, results of operations or cash flows.

Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items

In January 2015, the FASB issued guidance that eliminates the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The Company adopted this guidance prospectively on January 1, 2016 in accordance with the effective date. Adoption of this new guidance did not impact the Company’s financial position, results of operations or cash flows.

Amendments to the Consolidation Analysis

In February 2015, the FASB issued guidance that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The Company adopted this guidance retrospectively on January 1, 2016 in accordance with the effective date. Adoption of this new guidance did not impact the Company’s financial position, results of operations or cash flows.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued guidance requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued guidance clarifying that debt issuance costs related to line-of-credit and other revolving debt arrangements may be deferred and presented as an asset. The Company adopted this guidance retrospectively on January 1, 2016 in accordance with the effective date. The impact of adopting this above guidance as of December 31, 2015 was as follows (in millions):

	Prepaid expenses and other assets	Total assets	Debt	Total liabilities	Total liabilities and equity
As previously reported	$848	$23,353	$15,907	$21,405	$23,353
Reclass from asset to debt liability	(73)	(73)	(73)	(73)	(73)
As adjusted	$775	$23,280	$15,834	$21,332	$23,280

Adoption of this new guidance did not impact the Company’s equity, results of operations or cash flows.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued guidance for customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company adopted this guidance prospectively on January 1, 2016 in accordance with the effective date. Adoption of this new guidance did not impact the Company’s financial position, results of operations or cash flows.

Simplifying the Accounting for Measurement Period Adjustments for Business Combinations

In September 2015, the FASB issued guidance that requires adjustments to provisional amounts during the measurement period of a business combination to be recognized in the reporting period in which the adjustments are determined, rather than retrospectively. The Company adopted this guidance prospectively on January 1, 2016 in

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

accordance with the effective date. Adoption of this new guidance did not impact the Company’s financial position, results of operations or cash flows.

Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance that will replace most existing revenue recognition guidance in U.S. GAAP. The new guidance applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The core principle of the guidance is that an entity should recognize revenue from customers for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The new principles-based revenue recognition model requires an entity to perform five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. Under the new guidance, performance obligations in a contract will be separately identified, which may impact the timing of recognition of the revenue allocated to each obligation. The measurement of revenue recognized may also be impacted by identification of new performance obligations and other provisions, such as collectability and variable consideration. The guidance will impact the Company’s accounting for certain contracts and its Hertz #1 Gold Plus Rewards liability. Also, additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The new guidance may be adopted on either a full or modified retrospective basis. As issued, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. In July 2015, the FASB agreed to defer the effective date of the guidance until annual and interim reporting periods beginning after December 15, 2017. In March 2016, the FASB issued clarifying guidance on assessing whether an entity is a principal or an agent in a revenue transaction, which impacts whether an entity reports revenue on a gross or net basis. The Company is in the process of determining the method and timing of adoption and assessing the overall impacts of adopting this guidance on its financial position, results of operations and cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued guidance that makes several changes to the manner in which financial assets and liabilities are accounted for, including, among other things, a requirement to measure most equity investments at fair value with changes in fair value recognized in net income (with the exception of investments that are consolidated or accounted for using the equity method or a fair value practicability exception), and amends certain disclosure requirements related to fair value measurements and financial assets and liabilities. This guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods using a modified retrospective transition method for most of the requirements. The Company is in the process of assessing the potential impacts of adopting this guidance on its financial position, results of operations and cash flows.

Leases

In February 2016, the FASB issued guidance that replaces the existing lease guidance. The new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. The guidance will impact leases of our rental locations, as we own approximately 3% of the locations from which we operate our car rental businesses, in addition to leases of other assets. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance also expands the requirements for lessees to record leases embedded in other arrangements and the required quantitative and qualitative disclosures surrounding leases. Accounting guidance for lessors is largely unchanged. This guidance is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods using a modified retrospective transition approach. The Company is in the process of assessing the potential impacts of adopting this guidance on its financial position, results of operations and cash flows.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Simplifying the Transition to the Equity Method of Accounting

In March 2016, the FASB issued guidance that eliminates the requirement to apply the equity method of accounting retrospectively when significant influence over a previously held investment is obtained. Rather, the guidance requires the investor to add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method of accounting. This guidance is effective prospectively for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Based on current operations, no material impact to the Company’s financial position, results of operations and cash flows is expected upon adoption of this guidance. However, the Company will reassess the impacts of this guidance upon adoption.

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued guidance that simplifies several areas of employee share-based payment accounting, including income taxes, forfeitures, minimum statutory withholding requirements, and classifications within the statement of cash flows. Most significantly, the new guidance eliminates the need to track tax “windfalls” in a separate pool within additional paid-in capital; instead, excess tax benefits and tax deficiencies will be recorded within income tax expense. This will result in the Company reclassifying excess tax benefits from additional paid-in capital to retained earnings on the balance sheet. The new guidance also gives entities the ability to elect whether to estimate forfeitures or account for them as they occur. Different adoption methods are required for the various aspects of the new guidance, including the retrospective, modified retrospective and prospective approaches, effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is in the process of assessing the impacts of adopting this guidance on its financial position, results of operations and cash flows.

Note 3—Acquisitions and Divestitures

Acquisitions

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Divestitures

CAR Inc. Investment

In March 2016, the Company sold 204 million shares of common stock of CAR Inc., a publicly traded company on the Hong Kong Stock Exchange and extended its commercial agreement with CAR Inc. to 2023, in exchange for $240 million, of which $233 million was allocated to the sale of shares based on the fair value of those shares. The sale of shares resulted in a pre-tax gain of $75 million, which has been recognized and recorded in the Company's corporate operations and is included in other (income) expense, net in the Company's condensed consolidated statements of operations. Additionally, $7 million of the proceeds were allocated to the extension of the commercial agreement which have been deferred and will be recognized over the remaining term of the commercial agreement.

The sale of the shares reduced the Company's ownership interest in CAR Inc. to 1.7%. Additionally, the Company is no longer able to exercise significant influence over CAR Inc. and as a result, discontinued the equity method of accounting for this investment. The Company has classified the investment as an available for sale security as of March 31, 2016. This investment is presented within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. See Note 12, "Fair Value Measurements," for the fair value of the Company's available for sale securities at March 31, 2016.

Note 4—Revenue Earning Equipment

The components of revenue earning equipment, net are as follows:

(In millions)	March 31, 2016	December 31, 2015
Revenue earning equipment	$17,580	$16,768
Less: Accumulated depreciation	(3,653)	(3,775)
	13,927	12,993
Revenue earning equipment held for sale, net	298	135
Revenue earning equipment, net	$14,225	$13,128

Depreciation of revenue earning equipment and lease charges, net includes the following:

	Three Months Ended March 31,
(In millions)	2016	2015
Depreciation of revenue earning equipment	$640	$703
(Gain) loss on disposal of revenue earning equipment(a)	51	(14)
Rents paid for vehicles leased	15	18
Depreciation of revenue earning equipment and lease charges, net	$706	$707

(a)    (Gain) loss on disposal of revenue earning equipment by segment is as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
U.S. Car Rental	$43	$(20)
International Car Rental	—	—
Worldwide Equipment Rental	8	6
Total	$51	$(14)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods for the fleet and equipment. The cumulative impact of depreciation rate changes is as follows:

Increase (decrease)	Three Months Ended March 31,
(In millions)	2016	2015
U.S. Car Rental	$27	$30
International Car Rental	1	—
Worldwide Equipment Rental	—	—
Total	$28	$30

Note 5—Debt

The Company's debt consists of the following (in millions):

Facility	Weighted Average Interest Rate at March 31, 2016	Fixed or Floating Interest Rate	Maturity	March 31, 2016	December 31, 2015
Corporate Debt
Senior Term Facility	3.26%	Floating	3/2018	$2,056	$2,062
Senior ABL Facility	N/A	Floating	3/2016–3/2017	—	—
Senior Notes(1)	6.58%	Fixed	4/2018–10/2022	3,900	3,900
Promissory Notes	7.00%	Fixed	1/2028	27	27
Other Corporate Debt	3.92%	Fixed	Various	63	66
Unamortized Debt Issuance Costs and Net (Discount) Premium (Corporate)				(40)	(44)
Total Corporate Debt				6,006	6,011
Fleet Debt
HVF U.S. Fleet Medium Term Notes
HVF Series 2010-1(2)	4.96%	Fixed	2/2018	115	240
HVF Series 2011-1(2)	3.51%	Fixed	3/2017	230	230
HVF Series 2013-1(2)	1.70%	Fixed	8/2016–8/2018	896	950
				1,241	1,420
HVF II U.S. ABS Program
HVF II U.S. Fleet Variable Funding Notes
HVF II Series 2013-A	1.51%	Floating	10/2017	1,044	980
HVF II Series 2013-B	1.55%	Floating	10/2017	1,013	1,308
HVF II Series 2014-A	2.26%	Floating	10/2016	1,393	1,737
				3,450	4,025
HVF II U.S. Fleet Medium Term Notes
HVF II Series 2015-1(2)	2.93%	Fixed	3/2020	780	780
HVF II Series 2015-2(2)	2.30%	Fixed	9/2018	250	250
HVF II Series 2015-3(2)	2.96%	Fixed	9/2020	350	350
HVF II Series 2016-1(2)	2.72%	Fixed	3/2019	439	—
HVF II Series 2016-2(2)	3.25%	Fixed	3/2021	561	—
				2,380	1,380

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Facility	Weighted Average Interest Rate at March 31, 2016	Fixed or Floating Interest Rate	Maturity	March 31, 2016	December 31, 2015
Donlen ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2 Notes(2)	1.52%	Floating	9/2017	450	370
				450	370
HFLF Medium Term Notes
HFLF Series 2013-3 Notes(2)	1.16%	Floating	9/2016–11/2016	217	270
HFLF Series 2014-1 Notes(2)	1.02%	Floating	12/2016–3/2017	245	288
HFLF Series 2015-1 Notes(2)	1.11%	Floating	3/2018–5/2018	295	295
				757	853
Other Fleet Debt
U.S. Fleet Financing Facility	3.19%	Floating	3/2017	157	190
European Revolving Credit Facility	2.41%	Floating	10/2017	283	273
European Fleet Notes	4.38%	Fixed	1/2019	480	464
European Securitization(2)	1.41%	Floating	10/2017	259	267
Canadian Securitization(2)	1.80%	Floating	1/2018	168	148
Australian Securitization(2)	3.75%	Floating	12/2016	97	98
Brazilian Fleet Financing Facility	17.93%	Floating	4/2016	8	7
Capitalized Leases	2.67%	Floating	5/2016–3/2020	376	362
				1,828	1,809
Unamortized Debt Issuance Costs and Net (Discount) Premium (Fleet)				(40)	(34)
Total Fleet Debt				10,066	9,823
Total Debt				$16,072	$15,834
N/A - Not Applicable

(1)
References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth on the table below. Outstanding principal amounts for each such series of the Senior Notes is also specified below:

(In millions)	Outstanding Principal
Senior Notes	March 31, 2016	December 31, 2015
4.25% Senior Notes due April 2018	$250	$250
7.50% Senior Notes due October 2018	700	700
6.75% Senior Notes due April 2019	1,250	1,250
5.875% Senior Notes due October 2020	700	700
7.375% Senior Notes due January 2021	500	500
6.25% Senior Notes due October 2022	500	500
	$3,900	$3,900

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

Fleet Debt

HVF II U.S. Fleet Medium Term Notes

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
HVF II U.S. Fleet Variable Funding Notes

The net proceeds from the issuance of the HVF II Series 2016-1 Notes and HVF II Series 2016-2 Notes, together with available cash, were used to repay approximately $741 million of the outstanding principal amount of the HVF II Series 2014-A Notes and approximately $264 million of the outstanding principal amount of the HVF II Series 2013-A Notes.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Borrowing Capacity and Availability

The following facilities were available to the Company as of March 31, 2016:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,488	$1,481
Total Corporate Debt	1,488	1,481
Fleet Debt
HVF II U.S. Fleet Variable Funding Notes	2,125	—
HFLF Variable Funding Notes	50	—
European Revolving Credit Facility	—	—
European Securitization	192	4
Canadian Securitization	99	—
Australian Securitization	94	—
Capitalized Leases	50	1
Total Fleet Debt	2,610	5
Total	$4,098	$1,486

As of March 31, 2016, the Senior ABL Facility had $1.03 billion available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Letters of Credit

As of March 31, 2016, there were outstanding standby letters of credit totaling $628 million. Of this amount, $615 million was issued under the Senior Term Facility and the Senior ABL Facility (together, the “Senior Credit Facilities”). As of March 31, 2016, none of these letters of credit have been drawn upon.

Cash Restrictions

Certain amounts of cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under the Fleet Debt facilities and the Like-Kind Exchange Program ("LKE Program"). As of March 31, 2016 and December 31, 2015, the portion of total restricted cash and cash equivalents that was associated with the Fleet Debt facilities was $298 million and $289 million, respectively. Restricted cash balances fluctuate based on the timing of purchases and sales of revenue earning vehicles and could also be impacted by the occurrence of an amortization event (an event that results in the amortization of indebtedness prior to its expected maturity).

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

Some of these special purpose entities are consolidated variable interest entities, of which the Company is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of rental vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of March 31, 2016 and December 31, 2015, the Company's International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets of $400 million and $418 million,

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

respectively, primarily comprised of loans receivable and revenue earning equipment, and total liabilities of $400 million and $418 million, respectively, primarily comprised of debt.

Financial Covenant Compliance

Under the terms of the Senior Term Facility and Senior ABL Facility, the Company is not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Company to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of March 31, 2016, the Company was not subject to the fixed charge coverage ratio test.

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
The following table sets forth the net periodic pension expense:

	Pension Benefits
	U.S.		Non-U.S.
	Three Months Ended March 31,
(In millions)	2016	2015	2016	2015
Components of Net Periodic Benefit Cost:
Service cost	$1	$1	$—	$1
Interest cost	7	7	2	2
Expected return on plan assets	(9)	(10)	(3)	(4)
Net amortizations	2	1	—	—
Settlement loss	1	1	—	—
Net periodic pension expense (benefit)	$2	$—	$(1)	$(1)

Note 7—Stock-Based Compensation

The non-cash stock-based compensation expense associated with the Hertz Holdings' stock-based compensation plans is pushed down from Hertz Holdings and recorded on the books at the Hertz level.

During the three months ended March 31, 2016, Hertz Holdings granted 794,149 non-qualified stock options to certain executives and employees at a weighted average grant date fair value of $3.99 as determined using the Black Scholes option model; 1,135,343 restricted stock units ("RSUs") at a weighted average grant date fair value of $9.99 and 2,365,670 performance stock units ("PSUs") at a weighted average grant date fair value of $9.98 under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan with vesting terms of three to five years.

A summary of the total compensation expense and associated income tax benefits recognized under all plans, including the cost of stock options, RSUs and PSUs, is as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Compensation expense	$6	$4
Income tax benefit	(2)	(1)
Total	$4	$3

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

As of March 31, 2016, there was $79 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Holdings under all plans. The total unrecognized compensation cost is expected to be recognized over the remaining 2.34 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Note 8—Restructuring

During the first quarter of 2016, the Company evaluated its workforce and operations and initiated approximately $15 million in restructuring programs that include headcount reductions, business process re-engineering and outsourcing certain information technology application and infrastructure functions to a third party service provider. These programs are expected to be completed within the next twelve months.

Restructuring charges under these programs for the period shown are as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
By Type:
Termination benefits	$6	$6
Impairments and asset write-downs	—	1
Facility closure and lease obligation costs	1	1
Other	—	(1)
Total	$7	$7

	Three Months Ended March 31,
(In millions)	2016	2015
By Caption:
Direct operating	$1	$2
Selling, general and administrative	6	5
Total	$7	$7

	Three Months Ended March 31,
(In millions)	2016	2015
By Segment:
U.S. Car Rental	$6	$2
International Car Rental	1	2
Worldwide Equipment Rental	—	1
Corporate	—	2
Total	$7	$7

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following table sets forth the activity affecting the restructuring accrual which is included in accrued liabilities in the Company's condensed consolidated balance sheets during the three months ended March 31, 2016. The remainder of the restructuring accrual primarily relates to future lease obligations which will be paid over the remaining term of the applicable leases.

(In millions)	Termination Benefits	Other	Total
Balance as of January 1, 2016	$10	$17	$27
Charges incurred	6	1	7
Cash payments	(3)	(3)	(6)
Other non-cash changes	—	(1)	(1)
Balance as of March 31, 2016	$13	$14	$27

Note 9—Tangible Asset Impairments and Asset Write-downs

In the first quarter of 2015, the Company performed an impairment assessment of the Dollar Thrifty headquarters campus in Tulsa, Oklahoma, which is part of the U.S. Car Rental segment. Based on the impairment assessment, the Company recorded a charge of $6 million which is included in selling, general and administrative expense in the Company's condensed consolidated statements of operations. The building was sold in December 2015.

In the first quarter of 2015, the Company recorded $11 million in charges associated with U.S. Car Rental service equipment and assets deemed to have no future use, of which $4 million is included in direct operating expense and $7 million is included in other (income) expense, net in the Company's condensed consolidated statements of operations.

Note 10—Taxes on Income (Loss)

The effective tax rate for the three months ended March 31, 2016 and 2015 was 26% and 19%, respectively. The effective tax rate for the full fiscal year 2016 is expected to be approximately 42%.

The Company recorded a tax benefit of $17 million for the three months ended March 31, 2016 compared to a tax benefit of $16 million for the three months ended March 31, 2015. The change was the result of the composition of earnings by jurisdiction in the first quarter of 2016.

Note 11—Financial Instruments

The Company has risk exposures that it has historically used financial instruments to manage. None of the instruments have been designated in a hedging relationship as of March 31, 2016.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives(1)		Liability Derivatives(1)
(In millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Interest rate caps	$3	$9	$2	$9
Foreign currency forward contracts	2	3	1	1
Total	$5	$12	$3	$10

(1)	All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in "Accrued liabilities" in the condensed consolidated balance sheets.

While the Company's foreign currency forward contracts and certain interest rate caps are subject to enforceable master netting agreements with their counterparties, the Company does not offset the derivative assets and liabilities in its condensed consolidated balance sheets.

The following table summarizes the gains or (losses) on financial instruments for the period indicated.

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
(In millions)		2016	2015
Foreign currency forward contracts	Selling, general and administrative	$3	$(1)

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

Investments in equity and other securities that are measured at fair value on a recurring basis consist of various mutual funds and available for sale securities. The valuation of these securities is based on pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data.

The following table summarizes the ending balances of the Company's cash equivalents and investments.

	March 31, 2016				December 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$218	$44	$—	$262	$195	$49	$—	$244
Equity and other securities	49	100	—	149	—	111	—	111
Total	$267	$144	$—	$411	$195	$160	$—	$355

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CAR Inc.

As further described in Note 3, "Acquisitions and Divestitures," the Company holds an investment in CAR Inc. that was previously accounted for under the equity method and is now accounted for as an available for sale security. As such, the balance of our investment is included in the table above under equity and other securities (Level 1) as of March 31, 2016.

Financial Instruments

The fair value of the Company's financial instruments as of March 31, 2016 are shown in Note 11, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs).

	As of March 31, 2016		As of December 31, 2015
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Corporate Debt	$6,046	$6,126	$6,055	$6,134
Fleet Debt	10,106	10,103	9,857	9,854
Total	$16,152	$16,229	$15,912	$15,988

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities measured at fair value during the three months ended March 31, 2016 are as follows:

(In millions)	Balance	Level 1	Level 2	Level 3	Total Loss Adjustments
Long-lived assets held for sale	$21	$—	$—	$21	$3

During the first quarter of 2016, the Company reclassified an asset in its U.S. Car Rental segment with a fair value of $9 million to held and used. The asset was previously classified as held for sale at December 31, 2015.

The Company's long-lived assets held for sale are comprised of its previous corporate headquarters building in Park Ridge, New Jersey and a property in its U.S. Car Rental segment. The fair value less cost to sell of the long-lived assets held for sale were assessed at March 31, 2016. The Company uses market and income approaches to value the long-lived assets, including inputs such as expected cash flows and recent comparable transactions.

Note 13—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Public Liability and Property Damage

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles and equipment rented from the Company. The obligation for public liability and property damage on self-insured U.S. and international vehicles and equipment, as stated on the Company's balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At March 31, 2016 and December 31, 2015, the Company's liability recorded for public liability and property damage matters was $413 million and $402 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions, and that the Company may prudently rely on this information to determine the estimated liability. The liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Other Matters

From time to time the Company is a party to various legal proceedings. The Company has summarized below the most significant legal proceedings to which the Company was and/or is a party to during the three months ended March 31, 2016 or the period after March 31, 2016 but before the filing of this Report on Form 10-Q.

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

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Hertz Holdings made material misrepresentations and/or omissions of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint sought an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Hertz Holdings responded to the amended complaint by filing a motion to dismiss. After a hearing in October 2014, the court granted Hertz Holdings' motion to dismiss the complaint. The dismissal was without prejudice and plaintiff was granted leave to file a second amended complaint within 30 days of the order. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period such that it was not alleged to have commenced until May 18, 2013 and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, this case was assigned to a new federal judge in the District of New Jersey, and Hertz Holdings responded to the second amended complaint by filing another motion to dismiss. On July 22, 2015, the court granted Hertz Holdings’ motion to dismiss without prejudice and ordered that plaintiff could file a third amended complaint on or before August 22, 2015. On August 21, 2015, plaintiff filed a third amended complaint. The third amended complaint included additional allegations and expanded the putative class period such that it was alleged to span from February 14, 2013 to July 16, 2015. On November 4, 2015, Hertz Holdings filed its motion to dismiss. Thereafter, a motion was made by plaintiff to add a new plaintiff, because of challenges to the standing of the first plaintiff. The court granted plaintiffs leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Hertz Holdings moved to dismiss the fourth amended complaint in its entirety with prejudice on March 24, 2016 and on May 6, 2016, plaintiff filed its opposition to same. Hertz Holdings believes that it has valid and meritorious defenses and it intends to vigorously defend against the complaint, but liti

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

gation is subject to many uncertainties and the outcome of this matter is not predictable with assurance. It is possible that this matter could be decided unfavorably to Hertz Holdings. However, Hertz Holdings is currently unable to estimate the range of these possible losses, but they could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

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

French Antitrust - In February 2015, the French Competition Authority issued a Statement of Objections claiming that several car rental companies, including Hertz and certain of its subsidiaries, violated French competition law by receiving historic market information from twelve French airports relating to the car rental companies operating at those airports and by engaging in a concerted practice relating to train station surcharges. Hertz believes that it has valid defenses and intends to vigorously defend against the allegations, but, due to the early stage at which the proceedings are, Hertz is currently unable to predict the likely outcome of the proceedings or range of reasonably possible losses, which could be material.

French Road Tax - The French Tax Authority has challenged the historic practice of several rental car companies, including Hertz France, of registering vehicles in jurisdictions where it is established and where the road tax payable with respect to those vehicles is lower than the road tax payable in the jurisdictions where the vehicles will primarily be used. In respect of a period in 2005, the Company has unsuccessfully appealed the French Tax assessment to the highest Administrative court in France. In respect of a period from 2003 to 2005, following an adverse judgment, the Company appealed the French Tax Authority’s assessment to the Civil Court of Appeal. This appeal is currently awaiting judgment. In the third quarter of 2015, following an adverse decision against another industry participant involved in a similar action, the Company has recorded charges with respect to this matter of approximately $23 million during 2015. In January 2016, the Company made a payment of approximately $9 million.

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

In March 2016, the Company, as plaintiff, received a $9 million settlement related to a 2013 eminent  domain case associated with one of the Company’s airport locations. The settlement gain is included in other (income) expense, net in the Company's condensed consolidated statements of operations.

Indemnification Obligations

There have been no significant changes to the Company's indemnification obligations as compared to those disclosed in Note 16, "Contingencies and Off-Balance Sheet Commitments" of the Notes to consolidated financial statements included in the 2015 Form 10-K under the caption Item 8, "Financial Statements and Supplementary Data."

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Revenues and adjusted pre-tax income (loss) by segment and the reconciliation to consolidated amounts are summarized below.

	Three Months Ended March 31,
	Revenues		Adjusted Pre-Tax Income (Loss)
(In millions)	2016	2015	2016	2015
U.S. Car Rental	$1,406	$1,520	$(4)	$71
International Car Rental	433	436	3	8
Worldwide Equipment Rental	328	355	12	33
All Other Operations	144	143	18	16
Total reportable segments	$2,311	$2,454	29	128
Corporate(1)			(109)	(125)
Consolidated adjusted pre-tax income (loss)			(80)	3
Adjustments:
Acquisition accounting(2)			(18)	(31)
Debt-related charges(3)			(15)	(16)
Restructuring and restructuring related charges(4)			(12)	(20)
Equipment rental spin-off costs(5)			(13)	(9)
Sale of CAR Inc. common stock(6)			75	—
Impairment charges and asset write-downs(7)			—	(9)
Finance and information technology transformation costs(8)			(8)	—
Other(9)			5	(4)
Income (loss) before income taxes			$(66)	$(86)

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

(2)
Represents incremental expense associated with amortization of other intangible assets, depreciation of property and other equipment and accretion of revalued liabilities relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred debt financing costs and debt discounts and premiums.

(4)
Represents expenses incurred under restructuring actions as defined in U.S. GAAP. For further information on restructuring costs, see Note 8, "Restructuring." Also represents incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Also includes consulting costs and legal fees related to the accounting review and investigation.

(5)
Represents expenses associated with the anticipated HERC spin-off transaction announced in March 2014. In 2016, $9 million were incurred by HERC and $4 million by Corporate. In 2015, $9 million were incurred by HERC.

(6)	Represents the pre-tax gain on the sale of CAR Inc. common stock.

(7)	In 2015, primarily represents a $6 million impairment on the former Dollar Thrifty headquarters in Tulsa, Oklahoma.

(8)
Represents external costs associated with the Company’s finance and information technology transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company’s systems and processes.

(9)
Includes miscellaneous and non-recurring items including but not limited to acquisition charges, integration charges, and other non-cash items. In 2016, also includes a settlement gain related to one of our U.S. airport locations and, in 2015, also includes charges incurred in connection with relocating the Company's corporate headquarters to Estero, Florida.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Depreciation of revenue earning equipment and lease charges, net

	Three Months Ended March 31,
(In millions)	2016	2015
U.S. Car Rental	$419	$421
International Car Rental	86	95
Worldwide Equipment Rental	90	76
All Other Operations	111	115
Total	$706	$707

Total assets

(In millions)	March 31, 2016	December 31, 2015
U.S. Car Rental	$13,894	$13,614
International Car Rental	3,548	3,002
Worldwide Equipment Rental	3,757	3,809
All Other Operations	1,522	1,520
Corporate	1,306	1,335
Total	$24,027	$23,280

The increase in total assets for the International Car Rental segment is due to an increase in cash partially due to the proceeds from the sale of CAR Inc. shares, which were not transferred to Corporate, and an increase in additional fleet acquired to meet seasonal leisure demand during the summer period. Refer to "Note 3—Acquisitions and Divestitures" for additional information related to the share sale. The increase in total assets for the U.S Car Rental segment is also the result of additional fleet acquired in order to meet upcoming seasonal demands, partially offset by lower receivables from fleet sales.

Note 15—Related Party Transactions
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

As of March 31, 2016 and December 31, 2015, there was $334 million and $345 million due from Hertz Holdings, respectively, representing principal and interest amounts due under the Loan.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

Note 16—Subsequent Events

Fleet Debt

HFLF Medium Term Notes
HFLF Series 2016-1 Notes: In April 2016, HFLF issued the Series 2016-1 Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E (collectively, the “HFLF Series 2016-1 Notes”) in an aggregate principal amount of $400 million. The expected maturity of the HFLF Series 2016-1 Notes is February 2019 to April 2019, based upon assumptions made at the time of the pricing of the HFLF Series 2016-1 Notes. The HFLF Series 2016-1 Notes (other than the Class A-2 Notes which are fixed rate) are floating rate and carry an interest rate based upon a spread to one-month LIBOR. An affiliate of HFLF purchased the Class E Notes, therefore, approximately $15 million of the obligation will be eliminated in consolidation.

The net proceeds from the issuance of the HFLF Series 2016-1 Notes, together with available cash, were used to repay $400 million of amounts then-outstanding under the HFLF Series 2013-2 Notes.

Brazilian Fleet Financing Facility
In April 2016, the Company entered into an agreement pursuant to which the maturity of the Brazilian Fleet Financing Facility was extended from April 2016 to October 2016.

Note 17—Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of March 31, 2016 and December 31, 2015, the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015 and the Statements of Cash Flows for the three months ended March 31, 2016 and 2015 of (a) The Hertz Corporation, ("Parent”); (b) the Parent's subsidiaries that guarantee the Parent's indebtedness ("Guarantor Subsidiaries"); (c) the Parent's subsidiaries that do not guarantee the Parent's indebtedness ("Non-Guarantor Subsidiaries"); (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries ("Eliminations"); and of (e) the Company on a consolidated basis.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2016
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$133	$12	$711	$—	$856
Restricted cash and cash equivalents	67	16	270	—	353
Receivables, net of allowance	443	396	679	—	1,518
Due from affiliates	3,844	2,436	7,236	(13,516)	—
Inventories, net	15	19	19	—	53
Prepaid expenses and other assets	4,461	951	(136)	(4,625)	651
Revenue earning equipment, net	434	2,062	11,729	—	14,225
Property and equipment, net	723	277	214	—	1,214
Investment in subsidiaries, net	7,795	1,158	—	(8,953)	—
Other intangible assets, net	134	3,643	27	—	3,804
Goodwill	102	1,035	216	—	1,353
Total assets	$18,151	$12,005	$20,965	$(27,094)	$24,027
LIABILITIES AND EQUITY
Due to affiliates	$8,966	$1,125	$3,425	$(13,516)	$—
Accounts payable	278	226	878	—	1,382
Accrued liabilities	616	136	338	—	1,090
Accrued taxes, net	80	32	2,942	(2,888)	166
Debt	6,091	59	9,922	—	16,072
Public liability and property damage	150	65	198	—	413
Deferred taxes on income, net	—	2,706	1,965	(1,737)	2,934
Total liabilities	16,181	4,349	19,668	(18,141)	22,057
Equity:
Stockholder's equity	1,970	7,656	1,297	(8,953)	1,970
Total liabilities and equity	$18,151	$12,005	$20,965	$(27,094)	$24,027

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$179	$17	$283	$—	$479
Restricted cash and cash equivalents	57	19	273	—	349
Receivables, net of allowance	399	428	1,247	—	2,074
Due from affiliates	4,158	3,238	7,543	(14,939)	—
Inventories, net	15	21	15	—	51
Prepaid expenses and other assets	4,239	960	13	(4,437)	775
Revenue earning equipment, net	388	2,087	10,653	—	13,128
Property and equipment, net	777	288	183	—	1,248
Investment in subsidiaries, net	7,593	1,161	—	(8,754)	—
Other intangible assets, net	136	3,656	30	—	3,822
Goodwill	102	1,035	217	—	1,354
Total assets	$18,043	$12,910	$20,457	$(28,130)	$23,280
LIABILITIES AND EQUITY
Due to affiliates	$8,888	$2,129	$3,922	$(14,939)	$—
Accounts payable	262	171	442	—	875
Accrued liabilities	608	155	343	—	1,106
Accrued taxes, net	65	30	2,842	(2,765)	172
Debt	6,126	61	9,647	—	15,834
Public liability and property damage	146	56	200	—	402
Deferred taxes on income, net	—	2,703	1,912	(1,672)	2,943
Total liabilities	16,095	5,305	19,308	(19,376)	21,332
Equity:
Stockholder's equity	1,948	7,605	1,149	(8,754)	1,948
Total liabilities and equity	$18,043	$12,910	$20,457	$(28,130)	$23,280

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2016
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,066	$626	$1,338	$(719)	$2,311
Expenses:
Direct operating	684	342	316	(1)	1,341
Depreciation of revenue earning equipment and lease charges, net	621	214	589	(718)	706
Selling, general and administrative	145	53	69	—	267
Interest expense, net	89	—	65	—	154
Other (income) expense, net	—	(9)	(82)	—	(91)
Total expenses	1,539	600	957	(719)	2,377
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(473)	26	381	—	(66)
(Provision) benefit for taxes on income (loss)	187	(11)	(159)	—	17
Equity in earnings (losses) of subsidiaries, net of tax	237	56	—	(293)	—
Net income (loss)	(49)	71	222	(293)	(49)
Other comprehensive income (loss), net of tax	54	(4)	53	(49)	54
Comprehensive income (loss)	$5	$67	$275	$(342)	$5

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,115	$657	$1,278	$(596)	$2,454
Expenses:
Direct operating	694	378	337	(1)	1,408
Depreciation of revenue earning equipment and lease charges, net	455	184	663	(595)	707
Selling, general and administrative	114	62	90	—	266
Interest expense, net	91	5	58	—	154
Other (income) expense, net	—	—	5	—	5
Total expenses	1,354	629	1,153	(596)	2,540
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(239)	28	125	—	(86)
(Provision) benefit for taxes on income (loss)	(32)	2	46	—	16
Equity in earnings (losses) of subsidiaries, net of tax	201	46	—	(247)	—
Net income (loss)	(70)	76	171	(247)	(70)
Other comprehensive income (loss), net of tax	(46)	(4)	(46)	50	(46)
Comprehensive income (loss)	$(116)	$72	$125	$(197)	$(116)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2016
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(777)	$(30)	$1,572	$(185)	$580
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(9)	3	4	—	(2)
Revenue earning equipment expenditures	(132)	(46)	(3,449)	—	(3,627)
Proceeds from disposal of revenue earning equipment	108	52	2,850	—	3,010
Capital asset expenditures, non-fleet	(29)	(13)	(11)	—	(53)
Proceeds from disposal of property and equipment	6	6	10	—	22
Sales of (investment in) shares in equity method investment	—	—	233	—	233
Capital contributions to subsidiaries	(372)	—	—	372	—
Return of capital from subsidiaries	847	25	—	(872)	—
Loan to Parent / Guarantor from Non-Guarantor	—	—	(340)	340	—
Net cash provided by (used in) investing activities	419	27	(703)	(160)	(417)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	1,000	—	1,000
Repayment of long-term debt	(6)	—	(179)	—	(185)
Short-term borrowings:
Proceeds	—	—	151	—	151
Payments	—	—	(132)	—	(132)
Proceeds under the revolving lines of credit	365	—	1,298	—	1,663
Payments under the revolving lines of credit	(398)	(2)	(1,896)	—	(2,296)
Capital contributions received from parent	—	—	372	(372)	—
Loan to Parent / Guarantor from Non-Guarantor	340	—	—	(340)	—
Payment of dividends and return of capital	—	—	(1,057)	1,057	—
Payment of financing costs	—	—	(10)	—	(10)
Repayments from Hertz Global Holdings, Inc.	11	—	—	—	11
Net cash provided by (used in) financing activities	312	(2)	(453)	345	202
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	12	—	12
Net change in cash and cash equivalents during the period	(46)	(5)	428	—	377
Cash and cash equivalents at beginning of period	179	17	283	—	479
Cash and cash equivalents at end of period	$133	$12	$711	$—	$856

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$179	$(2)	$1,271	$(665)	$783
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(67)	12	209	—	154
Revenue earning equipment expenditures	(234)	(51)	(3,153)	—	(3,438)
Proceeds from disposal of revenue earning equipment	75	69	2,145	—	2,289
Capital assets expenditures, non-fleet	(36)	(15)	(46)	—	(97)
Proceeds from disposal of property and equipment	14	2	6	—	22
Capital contributions to subsidiaries	(713)	—	—	713	—
Return of capital from subsidiaries	452	—	—	(452)	—
Acquisitions, net of cash acquired	(18)	(5)	(73)	—	(96)
Loan to Parent / Guarantor from Non-Guarantor	—	—	(432)	432	—
Advances to Hertz Global Holdings, Inc.	(5)	—	—	—	(5)
Net cash provided by (used in) investing activities	(532)	12	(1,344)	693	(1,171)
Cash flows from financing activities:
Repayment of long-term debt	(6)	—	(1,021)	—	(1,027)
Short-term borrowings:
Proceeds	—	—	175	—	175
Payments	—	—	(142)	—	(142)
Proceeds under the revolving lines of credit	656	—	2,670	—	3,326
Payments under the revolving lines of credit	(610)	(2)	(1,216)	—	(1,828)
Capital contributions received from parent	—	—	713	(713)	—
Loan to Parent / Guarantor from Non-Guarantor	432	—	—	(432)	—
Payment of dividends and return of capital	—	—	(1,117)	1,117	—
Payment of financing costs	—	—	(1)	—	(1)
Net cash provided by (used in) financing activities	472	(2)	61	(28)	503
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(20)	—	(20)
Net change in cash and cash equivalents during the period	119	8	(32)	—	95
Cash and cash equivalents at beginning of period	2	14	474	—	490
Cash and cash equivalents at end of period	$121	$22	$442	$—	$585

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") should be read in conjunction with the MD&A presented in the 2015 Form 10-K filed on February 29, 2016 and the unaudited condensed consolidated financial statements and accompanying notes included in Item 1 of this Report on Form 10-Q, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

•
Revenue Per Available Car Day ("RACD") - important to management and investors as it represents a measurement of the changes in underlying pricing in the car rental business and provides a measure of revenue production relative to overall capacity.

•
Transaction Days - important to management and investors as it represents the number of revenue generating days. It is used as a component to measure Total RPD and fleet efficiency. Transaction days represent the total number of 24-hour periods, with any partial period counted as one transaction day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one transaction day in a 24-hour period. Late in the third quarter of 2015 we fully integrated the Dollar Thrifty and Hertz counter systems and as a result aligned the transaction day calculation in the Hertz system. As a result of this alignment, we determined that there was an impact to the calculation and we estimate that transaction days for the US RAC segment will increase by approximately 1% prospectively relative to historical calculations through the third quarter of 2016. This will also prospectively impact key metrics calculations that utilize transaction days, although to a lesser extent.

•
Fleet Efficiency - important to management and investors because it is the measurement of the proportion of our car rental fleet that is being used to generate revenues relative to the total amount of available fleet capacity. Higher fleet efficiency means more of the fleet is being utilized to generate revenue.

•
Net Depreciation Per Unit Per Month - important to management and investors as depreciation of revenue earning equipment and lease charges, is one of our largest expenses for the car rental business and is driven by the number of vehicles, expected residual values at the time of disposal and expected hold period of the vehicles. Net depreciation per unit per month is reflective of how we are managing the costs of our fleet and facilitates a comparison with other participants in the car rental industry.

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

OUR COMPANY

Hertz and its predecessors have been in the car rental business since 1918 and in the equipment rental business since 1965. We operate our car rental business through the Hertz, Dollar, Thrifty and Firefly brands from approximately 10,000 corporate and franchisee locations in North America, Europe, Latin America, Africa, Asia, Australia, the Middle East and New Zealand. We are one of the largest worldwide airport general use car rental companies and our Hertz brand name is one of the most recognized in the world, signifying leadership in quality rental services and products. We have an extensive network of rental locations in the United States ("U.S.") and in all major European markets. We believe that we maintain one of the leading airport car rental brand market shares, by overall reported revenues, in the U.S. and at approximately 125 major airports in Europe where data regarding car rental concessionaire activity is available. Our equipment rental business is operated through the Hertz Equipment Rental brand from 293 corporate and franchisee locations in North America, Europe, Latin America, Asia and the Middle East. In addition to car rental and equipment rental businesses, we are a leading provider of comprehensive, integrated fleet leasing and fleet management solutions through our Donlen subsidiary.

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

Fleet

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

2016 Operating Overview

The following provides an overview of our business and financial performance in 2016 and key factors influencing our results:

•
Total revenue for the U.S. Car Rental segment for the first quarter of 2016 decreased by 8% as compared to first quarter of 2015 driven by a 10% decline in Total RPD, partially offset by a 2% increase in transaction days;

•	Net depreciation per unit per month in the U.S. Car Rental segment was up 6% to $303 from $287 for the first quarter of 2016 versus 2015;

•
Excluding the impact of foreign currency, total revenues for our International Car Rental segment increased $23 million, or 6%, driven by a 2% increase in Total RPD, on a constant currency basis, and a 3% increase in transaction days for the first quarter of 2016 versus 2015;

•	On a constant currency basis, net depreciation per unit per month in the International Car Rental segment was down 7% to $194 from $208 for the first quarter of 2016 versus 2015;

•
Excluding the impact of foreign currency, Worldwide Equipment Rental segment revenues decreased 7% for the first quarter of 2016, as compared to 2015, while revenue in non-upstream oil and gas markets increased;

•
Excluding the impact of foreign currency, depreciation of revenue earning equipment and lease charges, net for our Worldwide Equipment Rental segment increased $15 million, or 20% in first quarter of 2016 when compared with 2015;

•
Incurred approximately $13 million during the first quarter of 2016 in costs associated with the anticipated separation of the Worldwide Equipment Rental business, versus $9 million during the first quarter of 2015;

•	Recorded zero net impairments and asset write-downs during the first quarter of 2016 compared to $20 million during the first quarter of 2015;

•	Recorded $8 million in finance and information technology transformation costs during the first quarter of 2016 with no comparable costs in the first quarter of 2015;

•
Recorded $12 million in restructuring and restructuring related expenses during the first quarter of 2016 compared to $20 million during the first quarter of 2015. Included in these amounts were $4 million during the first quarter of 2016 in consulting, audit and legal costs associated with the restatement and investigation activities, as compared to $10 million during the first quarter of 2015; and

•
In the first quarter of 2016, we sold 204 million shares of common stock of CAR Inc., a publicly traded company on the Hong Kong Stock Exchange, for net proceeds of approximately $233 million, recognizing a pre-tax gain of $75 million.

For more information on the above highlights, see the discussion of our results on a consolidated basis and by segment that follows herein.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions)	2016	2015
Total revenues	$2,311	$2,454	(6)%
Direct operating expenses	1,341	1,408	(5)
Depreciation of revenue earning equipment and lease charges, net	706	707	—
Selling, general and administrative expenses	267	266	—
Interest expense, net	154	154	—
Other (income) expense, net	(91)	5	NM
Income (loss) before income taxes	(66)	(86)	(23)
(Provision) benefit for taxes on income (loss)	17	16	6
Net income (loss)	$(49)	$(70)	(30)
Adjusted pre-tax income (loss)(a)	$(80)	$3	NM

Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

NM - Not meaningful

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Total revenues decreased $143 million, or 6%, primarily due to decreases in revenues in our U.S. Car Rental segment of $114 million and our Worldwide Equipment Rental segment of $27 million. Lower revenue in our U.S. Car Rental segment was predominantly the result of lower rental rates. Volume in our U.S. Car Rental segment increased 2%, up 4% in our airport business and was flat in our off-airport business. Lower revenue in our Worldwide Equipment rental segment was primarily due to continuing weakness in upstream oil and gas markets and a decrease of 4% in worldwide volumes in the first quarter of 2016 as compared to 2015 due to the sale of our equipment rental operations in France and Spain in October 2015. Excluding the impact of foreign currency, revenues in the International Car Rental segment increased $23 million period over period.

The decrease in direct operating expenses of $67 million, or 5%, was primarily comprised of a decrease in our U.S. Car Rental segment of $56 million, due to a $21 million decrease in fleet related expense, an $18 million decrease in personnel related expenses and an $17 million decrease in other direct operating expenses, as compared to the first quarter of 2015. Additionally, direct operating expenses for our Worldwide Equipment Rental segment decreased $24 million due to the impact of the sale of our France and Spain equipment rental operations of $14 million, lower amortization of $7 million due to customer list intangibles that became fully amortized at December 31, 2015, and lower outside maintenance expenses of $2 million. The decreases were partially offset by an increase in direct operating expenses of our International Car Rental segment of $12 million. Excluding the impact of foreign currency, direct operating expenses in our International Car Rental segment increased $29 million due to a favorable impact to other direct operating expenses of $16 million in 2015 resulting from non-recurring items. Additionally, vehicle damage expense increased $6 million and third party insurance expense increased $4 million.

Depreciation of revenue earning equipment and lease charges, net in the first quarter 2016 was flat compared to the first quarter of 2015 primarily due to an increase in our Worldwide Equipment Rental segment of $14 million driven by a larger fleet size as compared to the first quarter of 2015 and a loss on sale of revenue earning equipment in the first quarter of 2016 of $8 million compared to a gain of $7 million in 2015. The increase was offset by a decrease of $9 million in our International Car Rental segment driven by the impact of foreign currency of $5 million and improved fleet procurement, fleet mix changes and optimized remarketing channels and a decrease of $4 million in our All Other Operations segment due to a decrease at Donlen as a result of lower average fleet. Depreciation of revenue earning equipment and lease charges, net in our U.S. Car Rental segment was flat period over period.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses (“SG&A”) was also flat during the year as slight decreases in expense in our International Car Rental segment, Worldwide Equipment Rental segment and Corporate were offset by a $6 million increase in SG&A in our U.S. Car Rental segment due primarily to costs incurred in the first quarter of 2016 related to finance and information technology transformation.

Interest expense, net remained flat primarily due to a $3 million increase in interest expense due to higher interest rates on some of our fleet debt reflecting an increase in the mix of term debt, partially offset by the impact of lower balances of corporate debt and $3 million increase of interest income.

Other income of $91 million in the first quarter 2016 is primarily comprised of a $75 million gain on the sale of CAR Inc. common stock and a $9 million settlement gain related to one of our U.S. airport locations. Other expense of $5 million in the first quarter of 2015 was primarily comprised of $10 million of impairment charges and asset write-downs, partially offset by our share of earnings from our equity method and joint venture investments.

The effective tax rate for the first quarter of 2016 was 26% as compared to 19% in the first quarter of 2015. The effective tax rate for the full fiscal year 2016 is expected to be approximately 42%. The Company recorded a tax benefit of $17 million in the first quarter 2016 as compared to a benefit of $16 million in the first quarter 2015. The change was the result of the composition of earnings by jurisdiction in the first quarter of 2016.

We had an adjusted pre-tax loss of $80 million in the first quarter 2016 compared with adjusted pre-tax income of $3 million in the first quarter 2015. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Car Rental

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions, except as noted)	2016	2015
Total revenues	$1,406	$1,520	(8)%
Direct operating expenses	$870	$926	(6)
Depreciation of revenue earning equipment and lease charges, net	$419	$421	—
Income (loss) before income taxes	$(22)	$35	NM
Adjusted pre-tax income (loss)(a)	$(4)	$71	NM
Transaction days (in thousands)(b)	32,742	32,036	2
Total RPD (in whole dollars)(c)	$42.36	$47.07	(10)
Average fleet(d)	460,200	489,300	(6)
Fleet efficiency(d)	78%	73%	N/A
Revenue per available car day (in whole dollars)(e)	$33.12	$34.24	(3)
Net depreciation per unit per month (in whole dollars)(f)	$303	$287	6
Program cars as a percentage of average fleet at period end	15%	24%	N/A
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
N/A - Not Applicable

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Total U.S. Car Rental segment revenues were $1.4 billion in the first quarter of 2016, a decrease of 8% from the first quarter of 2015. A 10% decrease in Total RPD, driven primarily by lower rental rates resulting from competitive pricing pressure in the industry, was partially offset by a 2% increase in transaction days during the quarter. Volume in our U.S. Car Rental segment increased 4% in our airport business, as 2016 included an additional day due to a leap year

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

coupled with the Easter holiday falling in the first quarter of 2016 versus the second quarter of 2016, and was flat in our off-airport business. Off airport revenues comprised 26% of total revenues for the segment in the first quarter of 2016 as compared to 25% in the first quarter of 2015.

Direct operating expenses for our U.S. car rental segment decreased $56 million, or 6%, primarily comprised of the following:

•	Fleet related expenses decreased $21 million year over year primarily due to:

◦	Decreased collision and short term maintenance expense of $8 million driven primarily by process improvements leading to increased customer collections on damage claims;

◦
Decreased maintenance costs of $6 million due primarily to a reduction in the average age and size of the fleet, thus requiring less maintenance as compared to 2015 and improved pricing through parts and supplier sourcing; and

◦	Decreased other vehicle operating costs of $4 million due to a lower average fleet and a decrease in theft related expenses.

•	Personnel related expenses decreased $18 million from the first quarter of 2015 primarily due to centralization of workforce management and improved scheduling tools delivering improved productivity.

•
Other direct operating expenses decreased $17 million from the first quarter of 2015 primarily due to decreased fuel costs of $8 million due to lower market fuel pricing and decreased transaction variable costs of $13 million resulting from reduced revenues, partially offset by a $5 million increase in non-fleet depreciation expense due to the acceleration of depreciation at one of our airport locations.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the three months ended March 31, 2016 and 2015, depreciation rates being used to compute the provision for depreciation of revenue earning equipment were adjusted on certain vehicles in our car rental operations to reflect changes in the estimated residual values to be realized when revenue earning equipment is sold. These depreciation rate changes in our U.S. car rental operations resulted in a net increase in depreciation expense of $27 million and $30 million based on the reviews completed during the first quarter of 2016 and 2015. The rate changes reflect declining residual values and a reduction in the planned hold period of certain vehicles.

Depreciation of revenue earning equipment and lease charges, net was flat when compared with the first quarter of 2015. Net depreciation per unit per month increased to $303 in the first quarter of 2016 compared to $287 in the first quarter of 2015 due to shorter planned holding periods and decreased residual values.

We had a loss before income taxes of $22 million in the first quarter of 2016, compared to income before income taxes of $35 million in the prior year period. The loss was driven by the impact of lower revenues, as discussed above, partially offset by the impact of lower direct operating expenses.

We had an adjusted pre-tax loss of $4 million in the first quarter of 2016, compared to adjusted pre-tax income of $71 million in the first quarter of 2015. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International Car Rental

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions, except as noted)	2016	2015
Total revenues	$433	$436	(1)%
Direct operating expenses	$279	$267	4
Depreciation of revenue earning equipment and lease charges, net	$86	$95	(9)
Income (loss) before income taxes	$(1)	$2	NM
Adjusted pre-tax income (loss)(a)	$3	$8	(63)
Transaction days (in thousands)(b)	10,104	9,775	3
Total RPD (in whole dollars)(c)	$42.95	$42.25	2
Average fleet(d)	148,100	144,000	3
Fleet efficiency(d)	75%	75%	N/A
Revenue per available car day (in whole dollars)(e)	$32.20	$31.87	1
Net depreciation per unit per month (in whole dollars)(f)	$194	$208	(7)
Program cars as a percentage of average fleet at period end	37%	38%	N/A

Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not Meaningful
N/A - Not Applicable

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Total revenues for the International Car Rental segment decreased $3 million, or 1%, when compared with the prior-year period. Excluding a $26 million impact of foreign currency, total revenues increased $23 million, or 6%, driven by a 2% increase in Total RPD, on a constant currency basis, and a 3% increase in transaction days, as 2016 included an additional day due to a leap year coupled with the Easter holiday falling in the first quarter of 2016 versus the second quarter of 2016.

Direct operating expenses for our International Car Rental segment increased $12 million, or 4%, from the prior year. Excluding a $17 million impact of foreign currency, direct operating expenses increased approximately $29 million, or 12%, primarily due to the favorable impact to other direct operating expenses of $16 million in 2015 resulting from non-recurring items. Additionally, vehicle damage expense increased $6 million and third party insurance expense increased $4 million.

Depreciation of revenue earning equipment and lease charges, net for our International Car Rental segment decreased $9 million, or 9%, from the first quarter of 2015. Excluding the $5 million impact of foreign currency, depreciation of revenue earning equipment and lease charges, net decreased $4 million, or 5%. Net depreciation per unit per month decreased 7% to $194 from $208 year over year, excluding currency effects on a constant currency basis, due to improved fleet procurement, fleet mix changes and optimized remarketing channels.

Our International Car Rental segment had a pretax loss of $1 million in the first quarter 2016 as compared to income of $2 million in the first quarter 2015 due to the factors discussed above.

Adjusted pre-tax income was $3 million for our International Car Rental segment in the first quarter of 2016 as compared to $8 million in the first quarter of 2015. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The March 2016 terror attacks in Belgium did not have a material impact on the operating results of our International Car Rental segment during the first quarter of 2016. Based on current information and historical experience with events of this nature, we do not expect there to be a material impact on our results of operations in the International Car Rental segment for the remainder of 2016.

Worldwide Equipment Rental

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions)	2016	2015
Total revenues	$328	$355	(8)%
Direct operating expenses	$184	$208	(12)
Depreciation of revenue earning equipment and lease charges, net	$90	$76	18
Income (loss) before income taxes	$—	$11	NM
Adjusted pre-tax income (loss)(a)	$12	$33	(64)
Dollar utilization(g)	33%	34%	N/A
Time utilization(h)	60%	61%	N/A
Rental and rental related revenue(i)	$308	$325	(5)
Same store revenue growth(j)	(1)%	1%	N/A
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not Material
N/A - Not Applicable

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Total revenues for the Worldwide Equipment Rental segment decreased $27 million, or 8%, when compared with the prior-year period and decreased $23 million, excluding the $4 million impact of foreign currency. Revenues were negatively affected by continuing weakness in upstream oil and gas markets and the sale of our equipment rental operations in France and Spain in October 2015, which negatively impacted revenue in the first quarter of 2016 by $19 million. Worldwide equipment rental volumes declined 4% in the first quarter of 2016 as compared to 2015 primarily due to the sale of our equipment rental operations in France and Spain. Excluding this impact, volumes increased 1% due to new account growth in non-oil and gas markets. Pricing for the first quarter was unchanged year-over-year.

Revenue in upstream oil and gas markets represented approximately 18% of total revenues for the Worldwide Equipment Rental segment, on a constant currency basis, in the first quarter of 2016. Upstream oil and gas market revenue was down approximately 33% as compared to the first quarter of 2015, as major oil producers reduced spending. In contrast, all other North American rental and rental-related revenue increased approximately 12% in the first quarter of 2016 as compared to 2015.

Direct operating expenses for our Worldwide Equipment Rental segment decreased $24 million in the first quarter of 2016 when compared to the first quarter of 2015, and decreased $21 million excluding the impact of foreign currency. The decreases were primarily due to the impact of the sale of our France and Spain equipment rental operations on October 30, 2015 of $14 million, lower amortization of $7 million due to customer list intangibles that became fully amortized at December 31, 2015, and lower outside maintenance expenses of $2 million as more maintenance was performed by internal mechanics. These decreases were partially offset by higher salary related expenses associated with a reinvestment in branch management to drive operational processes.

Depreciation of revenue earning equipment and lease charges, net increased $14 million, or 18% in first quarter of 2016 when compared with 2015, and increased $15 million excluding the impact of foreign currency. The increase was driven by a larger fleet size as compared to the first quarter of 2015 and a loss on sale of revenue earning equipment

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

in the first quarter of 2016 of $8 million compared to a gain of $7 million in 2015. The loss on sale of revenue earning equipment in 2016 was primarily due to the sales of equipment used in the upstream oil and gas markets and equipment manufactured by certain suppliers as we are reducing the number of brands of equipment we carry in our fleet.

We had no income before income taxes in the first quarter of 2016, compared to $11 million in the first quarter of 2015, due to the factors discussed above.

Adjusted pre-tax income decreased $21 million, or 64%. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

All Other Operations

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions)	2016	2015
Total revenues	$144	$143	1%
Direct operating expenses	$5	$6	(17)
Depreciation of revenue earning equipment and lease charges, net	$111	$115	(3)
Income (loss) before income taxes	$15	$12	25
Adjusted pre-tax income (loss)(a)	$18	$16	13
Average Fleet - Donlen	162,300	168,600	(4)
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Our Donlen operations had favorable results in the first quarter of 2016 as compared with the first quarter of 2015 primarily driven by improved net leasing revenue.

Footnotes to the Results of Operations and Selected Operating Data by Segment Tables

(a)
Adjusted pre-tax income (loss) is a Non-GAAP measure that is calculated as income (loss) before income taxes plus certain non-cash purchase accounting charges, debt-related charges relating to the amortization and write-off of debt financing costs and debt discounts and certain one-time charges and nonoperational items. Adjusted pre-tax income (loss) is important to management because it allows management to assess operational performance of our business, exclusive of the items mentioned above. It also allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally. When evaluating our operating performance, investors should not consider adjusted pre-tax income (loss) in isolation of, or as a substitute for, measures of our financial performance, such as net income (loss) or income (loss) before income tax. The contribution of our reportable segments to adjusted pre-tax income and reconciliation to the most comparable consolidated GAAP measure are presented below:

	Three Months Ended March 31,
(In millions)	2016	2015
Adjusted pre-tax income (loss):
U.S. car rental	$(4)	$71
International car rental	3	8
Worldwide equipment rental	12	33
All other operations	18	16
Total reportable segments	29	128
Corporate(1)	(109)	(125)
Consolidated adjusted pre-tax income (loss)	(80)	3
Adjustments:
Acquisition accounting(2)	(18)	(31)
Debt-related charges(3)	(15)	(16)
Restructuring and restructuring related charges(4)	(12)	(20)
Equipment rental spin-off costs(5)	(13)	(9)
Sale of CAR Inc. common stock(6)	75	—
Impairment charges and asset write-downs(7)	—	(9)
Finance and information technology transformation costs(8)	(8)	—
Other(9)	5	(4)
Income (loss) before income taxes	$(66)	$(86)

(1)	Represents general corporate expenses, certain interest expense (including net interest on corporate debt), as well as other business activities.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(2)
Represents incremental expense associated with amortization of other intangible assets, depreciation of property and other equipment and accretion of revalued liabilities relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred debt financing costs and debt discounts and premiums.

(4)
Represents expenses incurred under restructuring actions as defined in U.S. GAAP. For further information on restructuring costs, see Note 8, "Restructuring." Also represents incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Also includes consulting costs and legal fees related to the accounting review and investigation.

(5)
Represents expenses associated with the anticipated HERC spin-off transaction announced in March 2014. In 2016, $9 million were incurred by HERC and $4 million by Corporate. In 2015, $9 million were incurred by HERC.

(6)	Represents the pre-tax gain on the sale of CAR Inc. common stock.

(7)	In 2015, primarily represents a $6 million impairment on the former Dollar Thrifty headquarters in Tulsa, Oklahoma.

(8)
Represents external costs associated with the Company’s finance and information technology transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company’s systems and processes.

(9)
Includes miscellaneous non-recurring items including but not limited to acquisition charges, integration charges, and other non-cash items. In 2016, also includes a settlement gain related to one of our U.S. airport locations and, in 2015, also includes charges incurred in connection with relocating the Company's corporate headquarters to Estero, Florida.

(b)
Transaction days represent the total number of 24-hour periods, with any partial period counted as one transaction day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one transaction day in a 24-hour period. Late in the third quarter of 2015 the Company fully integrated the Dollar Thrifty and Hertz counter systems and as a result aligned the transaction day calculation in the Hertz system. As a result of this alignment, Hertz determined that there was an impact to the calculation. Hertz expects that transaction days for the U.S. Car Rental segment will increase by approximately 1% prospectively relative to the historic calculations through the third quarter of 2016.

(c)
Total RPD is a Non-GAAP measure that is calculated as total revenue less ancillary retail car sales revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is useful in analyzing underlying trends. This statistic is important to our management and investors as it represents a measurement of the changes in underlying pricing in the car rental business and encompasses the elements in car rental pricing that management has the ability to control.

The following tables reconcile our car rental segment revenues to our total rental revenue and total revenue per transaction day (based on December 31, 2015 foreign exchange rates) for the three months ended March 31, 2016 and 2015 ($ in millions, except for Total RPD):

	U.S. car rental segment		International car rental segment
	Three Months Ended March 31,
($ in millions, except as noted)	2016	2015	2016	2015
Revenues	$1,406	$1,520	$433	$436
Ancillary retail car sales revenue	(19)	(12)	—	—
Foreign currency adjustment	—	—	1	(23)
Total rental revenue	$1,387	$1,508	$434	$413
Transaction days (in thousands)	32,742	32,036	10,104	9,775
Total RPD (in whole dollars)	$42.36	$47.07	$42.95	$42.25

(d)
Average fleet is determined using a simple average of the number of vehicles at the beginning and end of a given period. Among other things, average fleet is used to calculate our fleet efficiency which represents the portion of the Company's fleet that is being utilized to generate revenue. Fleet efficiency is calculated by dividing total transaction days by available car days.

	U.S. car rental segment		International car rental segment
	Three Months Ended March 31,
	2016	2015	2016	2015
Transaction days (in thousands)	32,742	32,036	10,104	9,775
Average fleet	460,200	489,300	148,100	144,000
Number of days in period	91	90	91	90
Available car days (in thousands)	41,878	44,037	13,477	12,960
Fleet efficiency	78%	73%	75%	75%

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(e)
Revenue per available car day is calculated as total revenues less ancillary retail car sales revenue, divided by available car days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This metric is important to our management and investors as it represents a measurement of the changes in underlying pricing in the car rental business and provides a measure of revenue production relative to overall capacity.

The following tables reconcile our car rental segment total rental revenues to our revenue per available car day (based on December 31, 2015 foreign exchange rates) for the three months ended March 31, 2016 and 2015:

	U.S. car rental segment		International car rental segment
	Three Months Ended March 31,
($ in millions, except as noted)	2016	2015	2016	2015
Total rental revenue	$1,387	$1,508	$434	$413
Available car days (in thousands)	41,878	44,037	13,477	12,960
Revenue per available car day (in whole dollars)	$33.12	$34.24	$32.20	$31.87

(f)
Net depreciation per unit per month is a non-GAAP measure that is calculated by dividing depreciation of revenue earning equipment and lease charges, net by the average fleet in each period and then dividing by the number of months in the period reported, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is useful in analyzing underlying trends. Net depreciation per unit per month represents the amount of average depreciation expense and lease charges, net per vehicle per month. The tables below reconcile this non-GAAP measure to its most comparable GAAP measure, which is depreciation of revenue earning equipment and lease charges, net, (based on December 31, 2015 foreign exchange rates) for the periods shown:

	U.S. car rental segment		International car rental segment
	Three Months Ended March 31,
($ in millions, except as noted)	2016	2015	2016	2015
Depreciation of revenue earning equipment and lease charges	$419	$421	$86	$95
Foreign currency adjustment	—	—	—	(5)
Adjusted depreciation of revenue earning equipment and lease charges, net	$419	$421	$86	$90
Average Fleet	460,200	489,300	148,100	144,000
Adjusted depreciation of revenue earning equipment and lease charges, net divided by average fleet (in whole dollars)	$910	$860	$581	$625
Number of months in period	3	3	3	3
Net depreciation per unit per month (in whole dollars)	$303	$287	$194	$208

(g)
Dollar utilization means revenue derived from the rental of equipment divided by the original cost of the equipment including additional capitalized refurbishment costs (with the basis of refurbished assets reset at the refurbishment date).

(h)	Time Utilization means the percentage of time an equipment unit is on-rent during a given period.

(i)
Worldwide equipment rental and rental related revenue is a Non-GAAP measure that consists of all revenue, net of discounts, associated with the rental of equipment including charges for delivery, loss damage waivers and fueling, but excluding revenue arising from the sale of equipment, parts and supplies and certain other ancillary revenue. Rental and rental related revenue is adjusted in all periods to eliminate the effect of fluctuations in foreign currency (based on December 31, 2015 foreign exchange rates). Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This statistic is important to our management and investors as it reflects time and mileage and ancillary charges for equipment on rent and is comparable with the reporting of other industry participants. The following table reconciles our worldwide equipment rental segment revenues, the most comparable GAAP measure, to our worldwide equipment rental and rental related revenue (based on the elements in car rental pricing that management has the ability to control).

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended March 31,
($ in millions)	2016	2015
Worldwide Equipment Rental segment revenues	$328	$355
Equipment sales and other revenue	(20)	(23)
Rental and rental related revenue at actual rates	308	332
Foreign currency adjustment	—	(7)
Rental and rental related revenue	$308	$325

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

As of March 31, 2016, we had $856 million of cash and cash equivalents and $353 million of restricted cash. Of these amounts, $547 million of cash and cash equivalents and $34 million of restricted cash was held by our subsidiaries outside of the United States, Canada and Puerto Rico. Repatriation of some of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes. We consider this cash to be permanently reinvested. We believe that cash and cash equivalents generated by our U.S. operations, cash received on the disposal of vehicles and equipment, together with amounts available under various liquidity facilities and refinancing options available to us in the U.S. capital markets, will be sufficient to fund operating requirements in the U.S. for the foreseeable future.

Cash Flows

As of March 31, 2016, we had cash and cash equivalents of $856 million, an increase of $377 million from $479 million as of December 31, 2015. The following table summarizes the net change in cash and cash equivalents for the periods shown:

	Three Months Ended March 31,
(In millions)	2016	2015	$ Change
Cash provided by (used in):
Operating activities	$580	$783	$(203)
Investing activities	(417)	(1,171)	754
Financing activities	202	503	(301)
Effect of exchange rate changes	12	(20)	32
Net change in cash and cash equivalents	$377	$95	$282

During the three months ended March 31, 2016, we generated $203 million less cash from operating activities compared with the same period in 2015. The decrease was primarily related to a $58 million reduction in net income excluding non-cash items, and a $145 million change in working capital period over period.

Our primary use of cash in investing activities is for the acquisition of revenue earning equipment, which consists of cars and equipment, see "Capital Expenditures" below. During the three months ended March 31, 2016, we used less cash for investing activities compared with the same period in 2015 primarily due to an increase in proceeds from disposals of revenue earning equipment of $721 million partially offset by an increase in revenue earning equipment expenditures of $189 million. Additionally, we received proceeds of $233 million from the sale of common stock of CAR Inc. during the three months ended March 31, 2016.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the three months ended March 31, 2016, cash provided by financing activities decreased by $301 million compared with the same period in 2015. The decrease was primarily due to a $303 million decrease in net borrowings.

The effect of exchange rates on our cash during the three months ended March 31, 2016 was an increase in cash of $12 million as compared to a reduction in cash of $20 million during the three months ended March 31, 2015.

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

As of March 31, 2016, we had $16,072 million of total indebtedness outstanding. Cash paid for interest during the three months ended March 31, 2016, was $102 million. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations, capital expenditures and acquisitions. Substantially all of our revenue earning equipment and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities, other secured financings and asset-backed securities programs. None of such assets (including the assets owned by each of Hertz Vehicle Financing II LP, HVF II GP Corp., Hertz Vehicle Financing LLC, Rental Car Finance Corp., DNRS II LLC, Hertz Fleet Lease Funding LP, Donlen Trust and various international subsidiaries that facilitate our international securitizations) are available to satisfy the claims of our general creditors. For further information on our indebtedness, see Note 5, "Debt," to the Notes to our condensed consolidated financial statements included in this Report for more information.

Our liquidity as of March 31, 2016 consisted of cash and cash equivalents, unused commitments under our Senior ABL Facility and unused commitments under our fleet debt, see "Borrowing Capacity and Availability" below. The Company’s practice is to maintain sufficient liquidity through cash from operations, credit facilities and other financing arrangements, so that its operations are unaffected by adverse financial market conditions.

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

As of March 31, 2016 and December 31, 2015, there was $334 million and $345 million due from Hertz Holdings, respectively, representing principal and interest amounts due under the Loan.

2016 Financing Activities

During the three months ended March 31, 2016 we had the following financing activities:

HVF II U.S. Fleet Medium Term Notes

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
HVF II U.S. Fleet Variable Funding Notes

The net proceeds from the issuance of the HVF II Series 2016-1 Notes and HVF II Series 2016-2 Notes, together with available cash, were used to repay approximately $741 million of the outstanding principal amount of the HVF II Series 2014-A Notes and approximately $264 million of the outstanding principal amount of the HVF II Series 2013-A Notes.

See also Note 16 "Subsequent Events" regarding financing transactions occurring subsequent to March 31, 2016.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of March 31, 2016, the following facilities were available to us:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Corporate Debt
Senior ABL Facility	$1,488	$1,481
Total Corporate Debt	1,488	1,481
Fleet Debt
HVF II U.S. Fleet Variable Funding Notes	2,125	—
HFLF Variable Funding Notes	50	—
European Revolving Credit Facility	—	—
European Securitization	192	4
Canadian Securitization	99	—
Australian Securitization	94	—
Capitalized Leases	50	1
Total Fleet Debt	2,610	5
Total	$4,098	$1,486

As of March 31, 2016, the Senior ABL Facility had $1.03 billion available under the letter of credit facility sublimit, subject to borrowing base restrictions.

Letters of Credit

As of March 31, 2016, there were outstanding standby letters of credit totaling $628 million. Of this amount, $615 million was issued under the Senior Credit Facilities. We refer to the Senior Term Facility and the Senior ABL Facility together as the “Senior Credit Facilities.” As of March 31, 2016, none of these letters of credit have been drawn upon.

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

Under the terms of our Senior Term Facility and Senior ABL Facility, we are not subject to ongoing financial maintenance covenants; however, under the Senior ABL Facility, failure to maintain certain levels of liquidity will subject the Hertz credit group to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of March 31, 2016, we were not subject to the fixed charge coverage ratio test.

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

For additional information regarding our debt and covenants, see Note 5, "Debt," to the Notes to our condensed consolidated financial statements included in this Report and Note 6, "Debt" to the Notes to our consolidated financial statements included in our 2015 Form 10-K under the caption Item 8, "Financial Statements and Supplementary Data." For a discussion of the risks associated with our significant indebtedness, see Item 1A, "Risk Factors" in our consolidated financial statements included in our 2015 Form 10-K.

Capital Expenditures

The table below sets forth the revenue earning equipment and capital asset expenditures, non-fleet, and related disposal proceeds for the periods shown:

	Revenue Earning Equipment			Capital Assets, Non-Fleet
Cash inflow (cash outflow) (In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2016
First Quarter	$(3,627)	$3,010	$(617)	$(53)	$22	$(31)
2015
First Quarter	$(3,438)	$2,289	$(1,149)	$(97)	$22	$(75)

The table below sets forth net capital expenditures for revenue earning equipment by segment for the periods shown:

	Three Months Ended March 31,
(In millions)	2016	2015	$ Change	% Change
Revenue earning equipment expenditures, net
U.S. car rental	$(583)	$(1,075)	$492	(46)%
International car rental	75	142	(67)	(47)
Worldwide equipment rental	6	(59)	65	(110)
All other operations	(115)	(157)	42	(27)
Total	$(617)	$(1,149)	$532	(46)

The table below sets forth capital asset expenditures, non-fleet, net of disposal proceeds, by segment for the periods shown:

	Three Months Ended March 31,
(In millions)	2016	2015	$ Change	% Change
Capital asset expenditures, non-fleet, net
U.S. car rental	$(11)	$(2)	$(9)	450%
International car rental	(4)	(11)	7	(64)
Worldwide equipment rental	(4)	(27)	23	(85)
All other operations	(1)	(1)	—	—
Corporate	(11)	(34)	23	(68)
Total	$(31)	$(75)	$44	(59)

CONTRACTUAL OBLIGATIONS

Material changes to our aggregate indebtedness are described in Part I, Item I, Note 5, "Debt," to the Notes to our condensed consolidated financial statements included in this Report, however, these changes did not significantly revise our future estimated interest payments from those which are set forth in the Contractual Obligations table included in Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2015 Form 10-K.

As of March 31, 2016, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

Indemnification Obligations

There have been no significant changes to our indemnification obligations as compared to those disclosed in Note 16, "Contingencies and Off-Balance Sheet Commitments" of the Notes to our consolidated financial statements included in our 2015 Form 10-K under the caption Item 8, "Financial Statements and Supplementary Data."

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements," to the Notes to our condensed consolidated financial statements included in this Report under the caption Item 1, "Condensed Consolidated Financial Statements (Unaudited)."

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

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC and those described under "Item 1A—Risk Factors" included in our 2015 Form 10-K filed with the SEC on February 29, 2016. Some of the factors that we believe could affect our results include without limitation:

•	any claims, investigations or proceedings arising as a result of the restatement of our previously issued financial results;

•	our ability to remediate the material weaknesses in our internal controls over financial reporting described in Item 9A of our Form 10-K/A filed on March 4, 2016;

•	the effect of our proposed separation of HERC and ability to obtain the expected benefits of any related transaction;

•	levels of travel demand, particularly with respect to airline passenger traffic in the United States and in global markets;

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

•	our ability to successfully outsource a significant portion of our information technology services or other activities;

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

There is no material change in the information reported under Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," included in our 2015 Form 10-K.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2016, due to the identification of material weaknesses in our internal control over financial reporting, as further described in Item 9A of our 2015 Form 10-K/A, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended March 31, 2016. In December 2015, we signed an agreement to outsource certain information technology application and infrastructure functions to a third party service provider. The Company began transitioning work to the service provider during the first quarter of 2016. Functional areas impacted by the outsourcing include business application support, service desk, end user computing support, voice and data network support, and data center operations support.

In order to remediate our existing material weaknesses, we require additional time to complete the implementation of our remediation plans and demonstrate the effectiveness of our remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. During the quarter, the Company has taken actions to remediate the material weakness associated with the risk assessment process. Specifically, management implemented and enhanced internal controls over certain business processes including our period end financial reporting process of our Brazilian subsidiary.

Other than those remediation efforts noted above, there were no other material changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

THE HERTZ CORPORATION AND SUBSIDIARIES

PART II—OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Part I, Item I, Note 13, "Contingencies and Off-Balance Sheet Commitments."

ITEM 1A.   RISK FACTORS

There is no material change in the information reported under Part I Item 1A, "Risk Factors" contained in our Annual Report on 2015 Form 10-K.

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

Date:	May 9, 2016	THE HERTZ CORPORATION (Registrant)
		By:	/s/ THOMAS C. KENNEDY
Thomas C. Kennedy Senior Executive Vice President and Chief Financial Officer

THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
4.12.12
Series 2016-1 Supplement, dated as of February 11, 2016, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group I Supplement, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on February 18, 2016).

4.12.13
Series 2016-2 Supplement, dated as of February 11, 2016, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group I Supplement, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on February 18, 2016).

10.5.18	Form of Employee Stock Option Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for agreements entered into after January 1, 2016)#
10.5.19	Form of Restricted Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for awards in 2016)#
10.5.20	Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for Adjusted Corporate EBITDA awards in 2016)#
10.5.21	Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for HERC Adjusted Corporate EBITDA awards in 2016)#
10.5.22	Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for EBITDA margin awards in 2016)#
10.5.23	Form of Performance Stock Unit Agreement under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan (form used for NPS awards in 2016)#
31.1–31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer*
32.1–32.2	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_____________________________________________________________________________
#Incorporated by reference to the exhibit of the same number to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc., as filed on May 9, 2016.
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