Form 10-Q
period 2016-06-30
HERTZ CORP
filed 2016-08-12
CIK 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2016, 100 shares of common stock (par value $0.01) of the registrant were outstanding and owned by its affiliate, Rental Car Intermediate Holdings, LLC.

THE HERTZ CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
ITEM l.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$1,285	$474
Restricted cash and cash equivalents:
Vehicle	272	289
Non-vehicle	46	44
Total restricted cash and cash equivalents	318	333
Receivables:
Vehicle	480	1,137
Non-vehicle, net of allowance of $45 and $36, respectively	843	649
Total receivables, net	1,323	1,786
Inventories, net	43	29
Prepaid expenses and other assets	594	966
Revenue earning vehicles:
Vehicles	15,418	13,441
Less accumulated depreciation	(2,609)	(2,695)
Total revenue earning vehicles, net	12,809	10,746
Property and equipment:
Land, buildings and leasehold improvements	1,152	1,171
Service equipment and other	758	809
Less accumulated depreciation	(998)	(978)
Total property and equipment, net	912	1,002
Other intangible assets, net	3,479	3,522
Goodwill	1,257	1,261
Assets of discontinued operations	—	3,390
Total assets	$22,020	$23,509
LIABILITIES AND EQUITY
Accounts payable:
Vehicle	$647	$207
Non-vehicle	592	559
Total accounts payable	1,239	766
Accrued liabilities	1,037	1,035
Accrued taxes, net	179	128
Debt:
Vehicle	10,801	9,823
Non-vehicle	4,591	5,947
Total debt	15,392	15,770
Public liability and property damage	410	394
Deferred taxes on income, net	2,154	2,168
Liabilities of discontinued operations	—	1,300
Total liabilities	20,411	21,561
Commitments and contingencies
Equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	3,134	3,583
Due to (from) affiliate	66	(345)
Accumulated deficit	(1,470)	(1,045)
Accumulated other comprehensive income (loss)	(121)	(245)
Total equity	1,609	1,948
Total liabilities and equity	$22,020	$23,509
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Worldwide vehicle rental	$2,124	$2,171	$3,963	$4,127
All other operations	146	146	290	288
Total revenues	2,270	2,317	4,253	4,415
Expenses:
Direct vehicle and operating	1,267	1,290	2,425	2,492
Depreciation of revenue earning vehicles and lease charges, net	629	597	1,245	1,228
Selling, general and administrative	234	251	459	471
Interest expense, net:
Vehicle	72	62	140	123
Non-vehicle	102	87	185	173
Total interest expense, net	174	149	325	296
Other (income) expense, net	1	(8)	(89)	(1)
Total expenses	2,305	2,279	4,365	4,486
Income (loss) from continuing operations before income taxes	(35)	38	(112)	(71)
(Provision) benefit for taxes on income (loss) of continuing operations	7	(25)	32	6
Net income (loss) from continuing operations	(28)	13	(80)	(65)
Net income (loss) from discontinued operations	(15)	23	(11)	32
Net income (loss)	$(43)	$36	$(91)	$(33)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(43)	$36	$(91)	$(33)
Other comprehensive income (loss):
Foreign currency translation adjustments	(18)	9	18	(39)
Unrealized holding gains (losses) on securities	(8)	—	9	—
Net gain (loss) on defined benefit pension plans	(34)	—	(34)	—
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial (gains) losses on defined benefit pension plans	2	4	4	6
Total other comprehensive income (loss) before income taxes	(58)	13	(3)	(33)
Income tax (provision) benefit related to net gains and losses on defined benefit pension plans	14	—	14	—
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	(1)	(2)	(2)	(2)
Total other comprehensive income (loss)	(45)	11	9	(35)
Total comprehensive income (loss)	$(88)	$47	$(82)	$(68)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(91)	$(33)
Less: Net income (loss) from discontinued operations	(11)	32
Net income (loss) from continuing operations	(80)	(65)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation of revenue earning vehicles, net	1,212	1,191
Depreciation and amortization, non-vehicle	128	131
Amortization and write-off of deferred financing costs	22	29
Amortization and write-off of debt discount (premium)	3	(2)
Loss on extinguishment of debt	20	—
Stock-based compensation charges	12	8
Provision for receivables allowance	24	16
Deferred taxes on income	(49)	8
Impairment charges and asset write-downs	3	20
(Gain) loss on sale of shares in equity method investment	(75)	—
Other	(4)	(6)
Changes in assets and liabilities
Non-vehicle receivables	(214)	(168)
Inventories, prepaid expenses and other assets	(48)	(61)
Non-vehicle accounts payable	43	36
Accrued liabilities	(15)	21
Accrued taxes	14	(8)
Public liability and property damage	18	11
Net cash provided by (used in) operating activities	1,014	1,161
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	18	137
Net change in restricted cash and cash equivalents, non-vehicle	(2)	(4)
Revenue earning vehicles expenditures	(7,268)	(7,639)
Proceeds from disposal of revenue earning vehicles	5,168	4,816
Capital asset expenditures, non-vehicle	(72)	(121)
Proceeds from disposal of property and other equipment	39	44
Acquisitions, net of cash acquired	—	(95)
Purchases of shares in equity method investment	(45)	—
Sales of shares in equity method investment	233	—
Advances to Old Hertz Holdings	—	(6)
Net cash provided by (used in) investing activities	(1,929)	(2,868)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(In millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,185	1,069
Repayments of long-term debt	(2,404)	(1,032)
Short-term borrowings:
Proceeds	312	383
Payments	(263)	(258)
Proceeds under the revolving lines of credit	5,058	5,307
Payments under the revolving lines of credit	(5,253)	(3,683)
Payment of financing costs	(51)	(8)
Transfers from discontinued entities	2,122	—
Other	12	(1)
Net cash provided by (used in) financing activities	1,718	1,777
Effect of foreign exchange rate changes on cash and cash equivalents from continuing operations	8	(16)
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	811	54
Cash and cash equivalents at beginning of period	474	474
Cash and cash equivalents at end of period	$1,285	$528

Cash flows from discontinued operations:
Cash flows provided by operating activities	$207	$292
Cash flows used in investing activities	(77)	(295)
Cash flows used in financing activities	(94)	(3)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(1)
Net increase (decrease) in cash and cash equivalents during the period from discontinued operations	$36	$(7)

Supplemental disclosures of cash information for continuing operations:
Cash paid during the period for:
Interest, vehicle	$115	$93
Interest, non-vehicle	167	188
Income taxes, net of refunds	25	12
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable and accrued liabilities	$560	$386
Sales of revenue earning vehicles included in receivables	392	150
Purchases of property and other equipment included in accounts payable	19	47
Sales of property and other equipment included in receivables	17	5
Non-cash dividend paid to affiliate	334	—

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Unaudited
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due From Affiliate	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at:
December 31, 2015	100	$—	$3,583	$(345)	$(1,045)	$(245)	$1,948
Net income (loss)	—	—	—	—	(91)	—	(91)
Due from affiliate	—	—	—	77	—	—	77
Dividends paid to Old Hertz Holdings	—	—	—	334	(334)	—	—
Other comprehensive income (loss)	—	—	—	—	—	9	9
Stock-based employee compensation charges	—	—	13	—	—	—	13
Old Hertz Holdings common shares issued to directors	—	—	1	—	—	—	1
Distribution of Herc Rentals Inc.	—	—	(463)	—	—	115	(348)
June 30, 2016	100	$—	$3,134	$66	$(1,470)	$(121)	$1,609

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background
The Hertz Corporation (together with its subsidiaries, the "Company" or "Hertz") was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the vehicle rental and leasing business since 1918. Hertz operates its vehicle rental business primarily through the Hertz, Dollar and Thrifty brands from company-owned, licensee and franchisee locations in the U.S., Africa, Asia, Australia, Canada, Europe, Latin America, the Middle East and New Zealand. Through its Donlen subsidiary, Hertz provides vehicle leasing and fleet management services.

All of the Company's outstanding common stock is owned by Rental Car Intermediate Holdings, LLC, which is wholly owned by Hertz Global Holdings, Inc. ("Hertz Global"). Hertz is the primary operating company for Hertz Global.

On June 30, 2016, former Hertz Global Holdings, Inc., the former top level holding company for Hertz (for periods on or prior to June 30, 2016, “Old Hertz Holdings” and for periods after June 30, 2016, “Herc Holdings”) completed a spin-off (the “Spin-Off”) of its global vehicle rental business through a dividend to stockholders of record of Old Hertz Holdings as of the close of business on June 22, 2016, the record date for the distribution, of all of the issued and outstanding common stock of Hertz Rental Car Holding Company, Inc. (“New Hertz”), which was re-named Hertz Global Holdings, Inc. in connection with the Spin-Off, on a one-to-five basis. Hertz Global is now an independent public company and trades on the New York Stock Exchange under the symbol "HTZ". Herc Holdings, which changed its name to Herc Holdings Inc. on June 30, 2016, trades on the New York Stock Exchange under the symbol “HRI”.

Despite the fact that Hertz Global was spun off from Old Hertz Holdings in the Spin-Off and was the legal spinnee in the transaction, for accounting purposes, due to the relative significance of New Hertz to Old Hertz Holdings, Hertz Global is considered the spinnor or divesting entity and Herc Holdings is considered the spinnee or divested entity. As a result, despite the legal form of the transaction, New Hertz, or Hertz Global, is the “accounting successor” to Old Hertz Holdings. As such, the historical financial information of the Company reflects the financial information of the equipment rental business as a discontinued operation. See Note 3, "Discontinued Operations," for additional information.

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

The year-end condensed consolidated balance sheet data of the Company was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The information included in this Form 10‑Q should be read in conjunction with information included in the Company’s Form 10‑K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission ("SEC") on February 29, 2016 (the "2015 Form 10‑K"), and as amended on March 4, 2016 (the "2015 Form 10‑K/A").

As described in Note 1, "Background" and Note 3, "Discontinued Operations", Hertz Global is the accounting successor to Old Hertz Holdings. As such, the historical financial information of the Company reflects the financial information of the equipment rental business as a discontinued operation. Unless noted otherwise, information disclosed in these notes to the condensed consolidated financial statements of the Company pertain to its continuing operations.

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

Amendments to the Consolidation Analysis

In February 2015, the FASB issued guidance that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The Company adopted this guidance retrospectively on January 1, 2016, in accordance with the effective date. Adoption of this new guidance did not impact the Company’s financial position, results of operations or cash flows.

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

Adoption of this guidance required the Company to reclassify $73 million of debt issuance costs from prepaid expenses and other assets to debt in its condensed consolidated balance sheet as of December 31, 2015. Adoption of this new guidance did not impact the Company’s results of operations or cash flows.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued guidance for customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company adopted this guidance prospectively on January 1, 2016, in accordance with the effective date. Adoption of this new guidance did not impact the Company’s financial position, results of operations or cash flows.

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

Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance that will replace most existing revenue recognition guidance in U.S. GAAP. The new guidance applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The core principle of the guidance is that an entity should recognize revenue from customers for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The new principles-based revenue recognition model requires an entity to perform five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. Under the new guidance, performance obligations in a contract will be separately identified, which may impact the timing of recognition of the revenue allocated to each obligation. The measurement of revenue recognized may also be impacted by identification of new performance obligations and other provisions, such as collectability and variable consideration. The guidance will impact the Company’s accounting for certain contracts and its Hertz #1 Gold Plus Rewards liability. Also, additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The new guidance may be adopted on either a full or modified retrospective basis. As originally issued, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. In July 2015, the FASB deferred the effective date of the guidance until annual and interim reporting periods beginning after December 15, 2017.

In March 2016, the FASB issued clarifying guidance on assessing whether an entity is a principal or an agent in a revenue transaction, which impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued guidance that reduces the complexity for identifying performance obligations and clarifies the implementation guidance on licensing for intellectual property. In May 2016, the FASB issued guidance that clarifies the collectability criterion, the presentation of sales taxes, and noncash consideration, and provides additional implementation practical expedients. The Company is in the process of determining the method and timing of adoption and assessing the overall impacts of adopting this guidance on its financial position, results of operations and cash flows.

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

Leases

In February 2016, the FASB issued guidance that replaces the existing lease guidance. The new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. The guidance will impact leases of our rental locations, as we own approximately 3% of the locations from which we operate our vehicle rental business, in addition to leases of other assets. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance also expands the requirements for lessees to record leases embedded in other arrangements and the required quantitative and qualitative disclosures surrounding leases. Accounting guidance for lessors is largely unchanged. This guidance is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods using a modified retrospective transition approach. The Company is in the process of assessing the potential impacts of adopting this guidance on its financial position, results of operations and cash flows.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued guidance that sets forth a current expected credit loss (“CECL”) impairment model for financial assets, which replaces the current incurred loss model. This model requires a financial asset (or group of financial assets), including trade receivables, measured at amortized cost to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. This guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods using a modified retrospective transition method. The Company is in the process of assessing the potential impacts of adopting this guidance on its financial position, results of operations and cash flows.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 3—Discontinued Operations

As further described in Note 1, "Background," on June 30, 2016, the separation of Old Hertz Holdings' global vehicle rental and equipment rental businesses was completed. In connection with the Spin-Off, Hertz Global and Herc Holdings have entered into multiple agreements that provide a framework for the relationships between the parties going forward. As the primary operating company for Hertz Global, the agreements that follow also apply to Hertz directly.

Separation and Distribution Agreement

Hertz Global entered into a separation and distribution agreement (the “Separation Agreement”) with Herc Holdings which, among other things, sets forth other agreements that govern the aspects of the relationship as follows:

Internal Reorganization and Related Financing Transactions - Provides for the transfers of entities and assets and the assumption of liabilities necessary to complete the Spin-Off, including the series of internal reorganization transactions such that Hertz Global holds the entities associated with Old Hertz Holdings’ global vehicle rental business, including Hertz, and Herc Holdings holds the entities associated with Old Hertz Holdings’ global equipment rental business, including Herc Rentals Inc. (“Herc”, formerly known as Hertz Equipment Rental Corporation, or “HERC”).

Pursuant to the Separation Agreement, Herc made certain cash transfers in the total amount of approximately $2.0 billion to Hertz Global and its subsidiaries in June 2016. To fund, among other things, such transfers, in connection with, and prior to, the Spin-Off, Herc issued senior secured second priority notes and entered into a new asset-based revolving credit agreement. Hertz Global and Hertz used the cash proceeds from these transfers to pay off the Senior Term Facility.

Legal Matters and Claims; Sharing of Certain Liabilities - Subject to any specified exceptions, each party to the Separation Agreement has assumed the liability for, and control of, all pending and threatened legal matters related to its own business, as well as assumed or retained liabilities, and has indemnified the other party for any liability arising out of or resulting from such assumed legal matters.

The Separation Agreement provides for certain liabilities to be shared by the parties. Hertz Global and Herc Holdings are each responsible for a portion of these shared liabilities. The division of these shared liabilities are set forth in the Separation Agreement. Hertz Global is responsible for managing the settlement or other disposition of such shared liabilities.

Other Matters - In addition to those matters discussed above, the Separation Agreement, among other things, (i) governs the transfer of assets and liabilities generally, (ii) terminates all intercompany arrangements between Hertz Global and Herc Holdings except for specified agreements and arrangements that follow the Spin-Off, (iii) contains further assurances, terms and conditions that require Hertz Global and Herc Holdings to use commercially reasonable efforts to consummate the transactions contemplated by the Separation Agreement and the ancillary agreements, (iv) releases certain claims between the parties and their affiliates, successors and assigns, (v) contains mutual indemnification clauses and (vi) allocates expenses of the Spin-Off between the parties.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Transition Services Agreement

Hertz Global entered into a transition services agreement (the “Transition Services Agreement”) pursuant to which Hertz Global or its affiliates, including Hertz, will provide Herc Holdings specified services on a transitional basis for a term of up to two years following the Spin-off, though Hertz Global may request certain transition services to be performed by Herc Holdings. The services to be provided by Hertz Global primarily include information technology and network and telecommunications systems support, human resources, payroll and benefits, accounting and finance, treasury, tax matters and administrative services. With certain exceptions, Hertz Global and Herc Holdings have agreed to charge for the services rendered the allocated costs associated with rendering these services, including a mark-up for certain services, which the Company will record as a reduction to the associated expenses.

Tax Matters Agreement

Hertz Global and Hertz entered into a tax matters agreement (the “Tax Matters Agreement”) with Herc Holdings and Herc that governs the parties’ respective rights, responsibilities and obligations after the Spin-Off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns.

Under the Tax Matters Agreement, Herc Holdings, Herc, Hertz Global and Hertz are responsible for their respective tax liabilities. The agreement provides for no compensation due to any change in a tax attribute, such as a net operating loss ("NOL").  Tax attributes are allocated between the entities based on the applicable federal or state income tax law and regulations. The Tax Matters Agreement also requires that an unqualified opinion from a nationally recognized law firm, supplemental ruling from the Internal Revenue Service, or waiver from the other party be obtained upon the occurrence or contemplated occurrence of certain events which could impact the taxability of the transaction under the U.S. federal income tax law.  The 2016 tax return when filed will include six months activity of Hertz Global and 12 months activity of Herc Holdings.

Employee Matters Agreement

Hertz Global and Herc Holdings entered into an employee matters agreement (the “Employee Matters Agreement”) to allocate liabilities and responsibilities relating to employment matters, employee compensation, benefit plans and programs and other related matters. The Employee Matters Agreement governs Hertz Global's and Herc Holdings’ obligations with respect to such matters for current and former employees of the vehicle rental business and the equipment rental business.

Intellectual Property Agreement

Hertz Global and Herc Holdings entered into an intellectual property agreement (the “Intellectual Property Agreement”) that provides for ownership, licensing and other arrangements regarding the trademarks and related intellectual property that Hertz Global and Herc Holdings use in conducting their respective businesses. The agreement provides that, following the Spin-Off, Herc Holdings will continue to have the right to use certain intellectual property associated with the Hertz brand for a period of four years on a royalty free basis.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Results of Discontinued Operations

The following table summarizes the results of the equipment rental business which is presented as discontinued operations. The operations of Hertz that are discontinued are comprised of the Company's former Worldwide Equipment Rental segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Total revenues	$349	$375	$677	$730
Direct operating expenses	182	212	366	418
Depreciation of revenue earning equipment and lease charges, net	91	81	181	157
Selling, general and administrative	82	45	124	89
Interest expense, net(1)	10	6	13	12
Other (income) expense, net	—	(2)	(1)	(3)
Income (loss) from discontinued operations before income taxes	(16)	33	(6)	57
(Provision) benefit for taxes on discontinued operations	1	(10)	(5)	(25)
Net income (loss) from discontinued operations	$(15)	$23	$(11)	$32

(1) In addition to interest expense directly associated with Herc Holdings, the Company allocated all interest expense associated with the Senior ABL Facility to discontinued operations as this debt was repaid in connection with the Spin-Off in accordance with requirements as disclosed in Note 6, "Debt." For the three months ended June 30, 2016 and 2015, the amount allocated was $3 million and $4 million, respectively. For the six months ended June 30, 2016 and 2015, the amount allocated was $5 million and $8 million, respectively.

The carrying amounts of the major classes of assets and liabilities of discontinued operations as of December 31, 2015 consisted of the following:

(In millions)	December 31, 2015
ASSETS
Cash and cash equivalents	$5
Restricted cash and cash equivalents	16
Receivables, net of allowance	288
Inventories, net	22
Prepaid expenses and other assets	38
Revenue earning equipment, net	2,382
Property and other equipment, net	246
Other intangible assets, net	300
Goodwill	93
Total assets of discontinued operations	$3,390
LIABILITIES
Accounts payable	$109
Accrued liabilities and other	71
Accrued taxes, net	273
Debt	64
Public liability and property damage	8
Deferred taxes on income, net	775
Total liabilities of discontinued operations	$1,300

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

As a result of the Spin-Off, the Company distributed $348 million in net assets of Herc Holdings, which has been reflected as a reduction to additional paid in capital and accumulated other comprehensive (income) loss in the accompanying condensed consolidated balance sheet and statement of changes in equity as of June 30, 2016. Also in connection with the Spin-Off, there was a $229 million reclassification related to the resulting continuing operations presentation of tax accounts from accrued taxes, net to prepaid expenses and other assets in the accompanying condensed consolidated balance sheets as of December 31, 2015.

Note 4—Acquisitions and Divestitures

Acquisitions

Equity Investment

During the three months ended June 30, 2016, the Company paid $45 million for investments in entities which are accounted for under the equity method. These investments are presented within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.

Hertz Franchises

In February 2015, the Company acquired substantially all of the assets of certain Hertz-branded franchises, including existing vehicles and contract and concession rights, for $87 million. The franchises acquired include on airport locations in Indianapolis, South Bend and Ft. Wayne, Indiana and in Memphis, Tennessee, as well as several smaller off airport locations. The acquisition was part of a strategic decision at the time to increase the number of Hertz-owned locations and capitalize on certain benefits of ownership not available under a franchise agreement.

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

(In millions)	U.S. Rental Car
Revenue earning vehicles	$71
Property and equipment	6
Other intangible assets	9
Goodwill	1
Total	$87

Divestitures

CAR Inc. Investment

In March 2016, the Company sold 204 million shares of common stock of CAR Inc., a publicly traded company on the Hong Kong Stock Exchange and extended its commercial agreement with CAR Inc. to 2023, in exchange for $240 million, of which $233 million was allocated to the sale of shares based on the fair value of those shares. The sale of shares resulted in a pre-tax gain of $75 million, which has been recognized and recorded in the Company's corporate operations and is included in other (income) expense, net in the accompanying condensed consolidated statements of operations. Additionally, $7 million of the proceeds were allocated to the extension of the commercial agreement which have been deferred and are being recognized over the remaining term of the commercial agreement.

The sale of the shares reduced the Company's ownership interest in CAR Inc. to 1.7%. Additionally, the Company is no longer able to exercise significant influence over CAR Inc. and as a result, discontinued the equity method of accounting for this investment and classifies the investment as an available for sale security. This investment is presented within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

See Note 13, "Fair Value Measurements," for the fair value of the Company's available for sale securities at June 30, 2016.

Note 5—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	June 30, 2016	December 31, 2015
Revenue earning vehicles	$15,081	$13,242
Less: Accumulated depreciation	(2,502)	(2,631)
	12,579	10,611
Revenue earning vehicles held for sale, net	230	135
Revenue earning vehicles, net	$12,809	$10,746

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Depreciation of revenue earning vehicles	$576	$575	$1,135	$1,167
(Gain) loss on disposal of revenue earning vehicles(a)	35	4	77	24
Rents paid for vehicles leased	18	18	33	37
Depreciation of revenue earning vehicles and lease charges, net	$629	$597	$1,245	$1,228

(a)    (Gain) loss on disposal of revenue earning vehicles by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
U.S. Rental Car	$38	$5	$81	$25
International Rental Car	(3)	(1)	(4)	(1)
Total	$35	$4	$77	$24

Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods for the vehicles. The cumulative impact of depreciation rate changes is as follows:

Increase (decrease)	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
U.S. Rental Car (a)	$19	$27	$45	$57
International Rental Car	1	—	2	—
Total	$20	$27	$47	$57

(a)
The depreciation rate changes in the U.S. Rental Car operations for the three and six months ended June 30, 2016 include a net increase in depreciation expense of $12 million based on the review completed during the second quarter of 2016. The depreciation rate changes in the U.S. Rental Car operations for the three and six months ended June 30, 2015 include a net increase in depreciation expense of $13 million based on the review completed during the second quarter of 2015.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 6—Debt

As discussed in Note 3, "Discontinued Operations," on June 30, 2016, the Company completed a Spin-Off of the equipment rental business. Amounts presented herein relate to the debt associated with the vehicle rental business.

The Company's debt, including its available credit facilities, consists of the following (in millions):

Facility	Weighted Average Interest Rate at June 30, 2016	Fixed or Floating Interest Rate	Maturity	June 30, 2016	December 31, 2015
Non-Vehicle Debt
Senior Term Loan	3.50%	Floating	6/2023	$700	$—
Senior RCF	N/A	Floating	6/2021	—	—
Senior Term Facility	N/A	N/A	N/A	—	2,062
Senior ABL Facility	N/A	N/A	N/A	—	—
Senior Notes(1)	6.58%	Fixed	4/2018–10/2022	3,900	3,900
Promissory Notes	7.00%	Fixed	1/2028	27	27
Other Non-Vehicle Debt	6.71%	Fixed	Various	2	2
Unamortized Debt Issuance Costs and Net (Discount) Premium				(38)	(44)
Total Non-Vehicle Debt				4,591	5,947
Vehicle Debt
HVF U.S. Vehicle Medium Term Notes
HVF Series 2010-1(2)	4.96%	Fixed	2/2018	115	240
HVF Series 2011-1(2)	3.51%	Fixed	3/2017	230	230
HVF Series 2013-1(2)	1.81%	Fixed	8/2016–8/2018	733	950
				1,078	1,420
HVF II U.S. ABS Program
HVF II U.S. Vehicle Variable Funding Notes
HVF II Series 2013-A(2)	1.50%	Floating	10/2017	1,816	980
HVF II Series 2013-B(2)	1.58%	Floating	10/2017	953	1,308
HVF II Series 2014-A(2)	2.33%	Floating	10/2016	403	1,737
				3,172	4,025
HVF II U.S. Vehicle Medium Term Notes
HVF II Series 2015-1(2)	2.93%	Fixed	3/2020	780	780
HVF II Series 2015-2(2)	2.30%	Fixed	9/2018	250	250
HVF II Series 2015-3(2)	2.96%	Fixed	9/2020	350	350
HVF II Series 2016-1(2)	2.72%	Fixed	3/2019	439	—
HVF II Series 2016-2(2)	3.25%	Fixed	3/2021	561	—
HVF II Series 2016-3(2)	2.56%	Fixed	7/2019	400	—
HVF II Series 2016-4(2)	2.91%	Fixed	7/2021	400	—
				3,180	1,380
Donlen ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2(2)	1.49%	Floating	9/2017	175	370
				175	370

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted Average Interest Rate at June 30, 2016	Fixed or Floating Interest Rate	Maturity	June 30, 2016	December 31, 2015
HFLF Medium Term Notes
HFLF Series 2013-3(2)	1.21%	Floating	9/2016–11/2016	171	270
HFLF Series 2014-1(2)	1.06%	Floating	12/2016–3/2017	209	288
HFLF Series 2015-1(2)	1.12%	Floating	3/2018–5/2018	295	295
HFLF Series 2016-1(2)	1.80%	Floating	2/2019–4/2019	386	—
				1,061	853
Other Vehicle Debt
U.S. Vehicle RCF(3)	3.50%	Floating	6/2021	185	—
U.S. Vehicle Financing Facility	N/A	N/A	N/A	—	190
European Revolving Credit Facility	2.13%	Floating	10/2017	376	273
European Vehicle Notes	4.38%	Fixed	1/2019	470	464
European Securitization(2)	1.55%	Floating	10/2018	415	267
Canadian Securitization(2)	1.88%	Floating	1/2018	253	148
Australian Securitization(2)	3.51%	Floating	12/2016	89	98
Brazilian Vehicle Financing Facility	17.63%	Floating	10/2016	9	7
Capitalized Leases	2.61%	Floating	7/2016–3/2020	383	362
				2,180	1,809
Unamortized Debt Issuance Costs and Net (Discount) Premium				(45)	(34)
Total Vehicle Debt				10,801	9,823
Total Debt				$15,392	$15,770
N/A - Not Applicable

(1)
References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth on the table below. Outstanding principal amounts for each such series of the Senior Notes is also specified below:

(In millions)	Outstanding Principal
Senior Notes	June 30, 2016	December 31, 2015
4.25% Senior Notes due April 2018	$250	$250
7.50% Senior Notes due October 2018	700	700
6.75% Senior Notes due April 2019	1,250	1,250
5.875% Senior Notes due October 2020	700	700
7.375% Senior Notes due January 2021	500	500
6.25% Senior Notes due October 2022	500	500
	$3,900	$3,900

$700 million of 7.50% Senior Notes due October 2018 were paid in July 2016 as further described in Note 19, "Subsequent Events."

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

(3)	Approximately $67 million of the aggregate maximum borrowing capacity under the U.S. Vehicle RCF is scheduled to expire in January 2018.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The Company is highly leveraged and a substantial portion of its liquidity needs arise from debt service on its indebtedness and from the funding of its costs of operations, acquisitions and capital expenditures. The Company’s practice is to maintain sufficient liquidity through cash from operations, credit facilities and other financing arrangements, to mitigate any adverse impact on its operations resulting from adverse financial market conditions.

In June 2016, the Company paid off its Senior Term Facilities and refinanced certain vehicle debt, as further disclosed below, and wrote off $20 million in deferred financing costs.

Non-Vehicle Debt

Senior Credit Facilities

In June 2016, in connection with the Spin-Off of the equipment rental business, the Senior Term Facility and the Senior ABL Facility were terminated.

Senior Facilities

In June 2016, in connection with the Spin-Off of the equipment rental business, Hertz, as parent borrower, entered into a credit agreement with respect to a new senior secured term facility (the “Senior Term Loan”) and a new senior secured revolving credit facility (the “Senior RCF”) and, together with the Senior Term Loan, (the “Senior Facilities”). At Hertz’s option and subject to certain conditions, certain of Hertz’s domestic subsidiaries may also become party to the Senior Facilities from time to time, as subsidiary borrowers. The Senior Facilities are comprised of a Senior Term Loan, with a $700 million initial principal balance, and a Senior RCF consisting of a $1.7 billion revolving credit facility, with a portion of the Senior RCF available for the issuance of letters of credit and the issuance of swing line loans. The proceeds from the issuance of the Senior Term Loan were subsequently used to redeem all of the outstanding 7.50% Senior Notes due 2018. Subject to the satisfaction of certain conditions and limitations, the Senior Facilities allow for the addition of incremental term and/or revolving loan commitments and incremental term and/or revolving loans.

The interest rate applicable to the loans under the Senior Term Loan is based on a floating rate (subject to a LIBOR floor of 0.75%) that varies depending on Hertz’s consolidated total net corporate leverage ratio. The interest rates applicable to the loans under the Senior RCF are based on a floating rate that varies depending on Hertz’s consolidated total net corporate leverage ratio and corporate ratings.

Vehicle Debt

HVF II U.S. Vehicle Variable Funding Notes
In June 2016, HVF II terminated $1.8 billion of commitments under the HVF II Series 2014-A Class A Notes, which commitments would have otherwise terminated as previously scheduled in October 2016, such that after giving effect to such termination the aggregate maximum principal amount of the HVF II Series 2014-A Class A Notes was $500 million (subject to borrowing base availability). HVF II also terminated $20 million of commitments under the HVF II Series 2013-B Class B Notes and $20 million of commitments under the HVF II Series 2014-A Class B Notes, such that after giving effect to such terminations the aggregate maximum principal amount of the HVF II Series 2013-B Class B Notes and the HVF II Series 2014-A Class B Notes were $55 million and $20 million, respectively (in each case, subject to borrowing base availability).
In addition, in June 2016 HVF II transitioned approximately $500 million of commitments available under the HVF II Series 2013-B Class A Notes to the HVF II Series 2013-A Class A Notes, such that after giving effect to such transition the aggregate maximum principal amount of the HVF II Series 2013-A Class A Notes and the HVF II Series 2013-B Class A Notes were $2.2 billion and $1.0 billion, respectively (in each case, subject to borrowing base availability).
The net proceeds from the sale of the HVF II Series 2016-3 Notes and HVF II Series 2016-4 Notes (as defined below), together with available cash, were used to repay $820 million of the outstanding principal amount of the HVF II

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Series 2014-A Notes. The net proceeds from the issuance of the HVF II Series 2016-1 Notes and HVF II Series 2016-2 Notes (as defined below), together with available cash, were used to repay approximately $741 million of the outstanding principal amount of the HVF II Series 2014-A Notes and approximately $264 million of the outstanding principal amount of the HVF II Series 2013-A Notes.

HVF II U.S. Vehicle Medium Term Notes

In June 2016, HVF II issued the Series 2016-3 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the "HVF II Series 2016-3 Notes") and Series 2016-4 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the "HVF II Series 2016-4 Notes") in an aggregate principal amount of approximately $848 million. The expected maturities of the Series 2016-3 Notes and the Series 2016-4 Notes are July 2019 and July 2021, respectively. There is subordination within the HVF II Series 2016-3 Notes and the HVF II Series 2016-4 Notes based on class. An affiliate of HVF II purchased the Class D Notes of each such series, and as a result, approximately $48 million of the aggregate principal amount is eliminated in consolidation.

In February 2016, HVF II issued the Series 2016-1 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the “HVF II Series 2016-1 Notes”) and Series 2016-2 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the “HVF II Series 2016-2 Notes”) in an aggregate principal amount of approximately $1.06 billion. The expected maturities of the HVF II Series 2016-1 Notes and the HVF II Series 2016-2 Notes are March 2019 and March 2021, respectively. There is subordination within the HVF II Series 2016-1 Notes and the HVF II Series 2016-2 Notes based on class. An affiliate of HVF II purchased the Class D Notes of each such series, and as a result approximately $61 million of the aggregate principal amount is eliminated in consolidation.

HFLF Medium Term Notes
In April 2016, HFLF issued the Series 2016-1 Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E (collectively, the “HFLF Series 2016-1 Notes”) in an aggregate principal amount of $400 million. The expected maturity of the HFLF Series 2016-1 Notes is February 2019 to April 2019, based upon assumptions made at the time of the pricing of the HFLF Series 2016-1 Notes. The HFLF Series 2016-1 Notes (other than the Class A-2 Notes which are fixed rate) are floating rate and carry an interest rate based upon a spread to one-month LIBOR. An affiliate of HFLF purchased the Class E Notes, and as a result approximately $15 million of the aggregate principal amount is eliminated in consolidation.

The net proceeds from the issuance of the HFLF Series 2016-1 Notes, together with available cash, were used to repay $400 million of amounts then-outstanding under the HFLF Series 2013-2 Notes.

U.S. Vehicle Revolving Credit Facility

In June 2016, in connection with the Spin-Off, Hertz executed a U.S. Vehicle Revolving Credit Facility of $200 million (the “U.S. Vehicle RCF”). Eligible vehicle collateral for the U.S. Vehicle RCF includes retail vehicle sales inventory, certain vehicles in Hawaii and Kansas and other vehicles owned by certain of the Company’s U.S. operating companies.

U.S. Vehicle Financing Facility

In June 2016, in anticipation of the Spin-Off, the U.S. Vehicle Financing Facility was terminated. Vehicles that, prior to the Spin-Off, would have been financed under the U.S. Vehicle Financing Facility will be financed under the U.S. Vehicle RCF or the HVF II U.S. ABS Program going forward, as applicable.

European Revolving Credit Facility

In June 2016, HHN BV amended the European Revolving Credit Facility to provide for aggregate maximum borrowings (subject to borrowing base availability) of up to €340 million during the peak season, for a seasonal commitment period through December 2016. Following the expiration of the seasonal commitment period, aggregate maximum borrowings

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

available under the European Revolving Credit Facility will revert to up to €250 million (subject to borrowing base availability).

European Securitization

In June 2016, certain of Hertz’s foreign subsidiaries entered into an agreement pursuant to which certain terms of the European Securitization were amended. The amendment provides for, among other things, aggregate maximum borrowings (subject to borrowing base availability) of up to €460 million and an extension of the maturity from October 2017 to October 2018.

Brazilian Vehicle Financing Facility
In April 2016, the Company entered into an agreement pursuant to which the maturity of the Brazilian Vehicle Financing Facility was extended from April 2016 to October 2016.

Capitalized Leases-U.K. Leveraged Financing

In June 2016, the U.K. Leveraged Financing was amended to provide for aggregate maximum leasing capacity (subject to asset availability) of up to £300 million during the peak season, for a seasonal commitment period through October 2016. Following the expiration of the seasonal commitment period, aggregate maximum borrowings available under the U.K Leveraged Financing will revert to up to £250 million (subject to borrowing base availability).

See also Note 19, "Subsequent Events," regarding financing transactions occurring subsequent to June 30, 2016.

Borrowing Capacity and Availability

Borrowing capacity and availability comes from the Company's "revolving credit facilities," which are a combination of variable funding asset-backed securitization facilities, cash-flow-based revolving credit facilities and asset-based revolving credit facilities. Creditors under each such asset-backed securitization facility and asset-based revolving credit facility have a claim on a specific pool of assets as collateral. The Company's ability to borrow under each such asset-backed securitization facility and asset-based revolving credit facility is a function of, among other things, the value of the assets in the relevant collateral pool. With respect to each such asset-backed securitization facility and asset-based revolving credit facility, the Company refers to the amount of debt it can borrow given a certain pool of assets as the borrowing base.

The Company refers to "Remaining Capacity" as the maximum principal amount of debt permitted to be outstanding under the respective facility (i.e., with respect to a variable funding asset-backed securitization facility or asset-based revolving credit facility, the amount of debt we could borrow assuming we possessed sufficient assets as collateral) less the principal amount of debt then-outstanding under such facility. With respect to a variable funding asset-backed securitization facility or asset-based revolving credit facility, the Company refers to "Availability Under Borrowing Base Limitation" as the lower of Remaining Capacity or the borrowing base less the principal amount of debt then-outstanding under such facility (i.e., the amount of debt that can be borrowed given the collateral possessed at such time). With respect to the Senior RCF, "Availability Under Borrowing Base Limitation" is the same as "Remaining Capacity" since borrowings under the Senior RCF are not subject to a borrowing base.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following facilities were available to the Company as of June 30, 2016:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
Senior RCF	$1,094	$1,094
Total Non-Vehicle Debt	1,094	1,094
Vehicle Debt
U.S. Vehicle RCF	—	—
HVF II U.S. Vehicle Variable Funding Notes	613	—
HFLF Variable Funding Notes	325	—
European Revolving Credit Facility	—	—
European Securitization	94	—
Canadian Securitization	16	—
Australian Securitization	96	2
Capitalized Leases	16	8
Total Vehicle Debt	1,160	10
Total	$2,254	$1,104

Letters of Credit

As of June 30, 2016, there were outstanding standby letters of credit totaling $618 million. Such letters of credit have been issued primarily to support the Company's vehicle rental concessions and leaseholds and its insurance programs as well as to provide credit enhancement for its asset-backed securitization facilities. Of this amount $606 million was issued under the Senior RCF, which has a $1 billion letter of credit sublimit, resulting in $394 million of availability under such sublimit. As of June 30, 2016, none of the letters of credit have been drawn upon.

Special Purpose Entities

Substantially all of the revenue earning vehicles and certain related assets are owned by special purpose entities, or are encumbered in favor of the lenders under the various credit facilities, other secured financings and asset-backed securities programs. None of such assets (including the assets owned by Hertz Vehicle Financing II LP, Hertz Vehicle Financing LLC, Rental Car Finance LLC, DNRS II LLC, HFLF, Donlen Trust and various international subsidiaries that facilitate the Company's international securitizations) are available to satisfy the claims of general creditors.

Some of these special purpose entities are consolidated variable interest entities, of which the Company is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of June 30, 2016 and December 31, 2015, the Company's International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets of $619 million and $418 million, respectively, primarily comprised of loans receivable and revenue earning vehicles, and total liabilities of $619 million and $418 million, respectively, primarily comprised of debt.

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

Certain other debt instruments and credit facilities (including the Senior Facilities) contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, share repurchases or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of their business, make capital expenditures, or engage in certain transactions with certain affiliates.

The Senior RCF contains a financial maintenance covenant, which is a maximum consolidated total net corporate leverage ratio, as defined in the Senior RCF, and is only applicable to the Senior RCF.  Hertz’s consolidated total net corporate leverage ratio as of the last day of any fiscal quarter, commencing with September 30, 2016, may not exceed the ratios indicated below:

Fiscal Quarter(s) Ending	Maximum Ratio
September 30, 2016	5.25 to 1.00
December 31, 2016 through March 31, 2017	4.75 to 1.00
June 30, 2017 through September 30, 2017	5.25 to 1.00
December 31, 2017	4.75 to 1.00
March 31, 2018	4.50 to 1.00
June 30, 2018 through September 30, 2018	5.00 to 1.00
December 31, 2018 through March 31, 2019	4.50 to 1.00
June 30, 2019 through September 30, 2019	5.00 to 1.00
December 31, 2019 through March 31, 2020	4.50 to 1.00
June 30, 2020 through September 30, 2020	5.00 to 1.00
December 31, 2020 through March 31, 2021	4.50 to 1.00

Note 7—Employee Retirement Benefits

Effective December 31, 2014, the Company amended the Hertz Corporation Account Balance Defined Benefit Pension Plan to permanently discontinue future benefit accruals and participation under the plan for non-union employees. While compensation credits are no longer provided under the plan, interest credits continue to be credited on existing participant account balances under the plan until benefits are distributed, and service continues to be recognized for vesting and retirement eligibility requirements.

Employee Matters Agreement

As described in Note 3, "Discontinued Operations," Hertz Global and Herc Holdings entered into the “Employee Matters Agreement” to allocate liabilities and responsibilities relating to employment matters, employee compensation, benefit plans and programs and other related matters in connection with the Spin-Off of the equipment rental business. The Employee Matters Agreement governs Hertz Global's and Herc Holdings’ obligations with respect to such matters for current and former employees of the vehicle rental business and the equipment rental business. The Employee Matters Agreement specifies the method by which the pension plans are split in connection with the Spin-Off. Pension liabilities

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

and an associated asset allocation related to employees of the equipment rental business will be transferred to a new plan. Amounts presented herein relate to pension expense associated with current and former employees of the vehicle rental business.

On June 30, 2016, in connection with the Spin-Off and transfer of assets and liabilities from combined U.S. pension and other post-retirement benefit plans to newly created Herc Holdings plans, the Company remeasured pension and other post-retirement liabilities and assets for several of its U.S. plans.  The remeasurement resulted in an increase to the Company's continuing operations net pension liability of $23 million compared to the net pension liability as of December 31, 2015.  The significant weighted-average assumptions used at the June 30, 2016 measurement date were as follows.

Discount rate	3.5%
Expected rate of return on plan assets	7.2%
Average salary increase	4.3%

The following table sets forth the net periodic pension expense:

	Pension Benefits
	U.S.		Non-U.S.
	Three Months Ended June 30,
(In millions)	2016	2015	2016	2015
Components of Net Periodic Benefit Cost:
Service cost	$—	$1	$1	$—
Interest cost	7	6	2	2
Expected return on plan assets	(7)	(8)	(3)	(4)
Net amortizations	1	1	—	1
Settlement loss	—	1	—	—
Net periodic pension expense (benefit)	$1	$1	$—	$(1)

	Pension Benefits
	U.S.		Non-U.S.
	Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Components of Net Periodic Benefit Cost:
Service cost	$1	$2	$1	$1
Interest cost	11	11	4	4
Expected return on plan assets	(14)	(16)	(6)	(8)
Net amortizations	4	2	—	1
Settlement loss	1	2	—	—
Net periodic pension expense (benefit)	$3	$1	$(1)	$(2)

Note 8—Stock-Based Compensation

The non-cash stock-based compensation expense associated with the Hertz Global's stock-based compensation plans is pushed down from Hertz Global and recorded on the books at the Hertz level.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

In accordance with the Employee Matters Agreement entered into between Hertz Global and Herc Holdings, as further described in Note 3, "Discontinued Operations," previously outstanding stock-based compensation awards granted under Old Hertz Holdings' equity compensation programs prior to the Spin-Off and held by certain executives and employees of HERC and Old Hertz Holdings were adjusted to reflect the impact of the Spin-Off on these awards. To preserve the aggregate intrinsic value of these stock-based compensation awards, as measured immediately before and immediately after the Spin-Off, each holder of Old Hertz Holdings stock-based compensation awards received an adjusted award consisting of a stock-based compensation award denominated in the equity of the company at which the person was employed following the Spin-Off. In the Spin-Off, the determination as to which type of adjustment applied to a holder’s previously outstanding Old Hertz Holdings award was based upon the type of stock-based compensation award that was to be adjusted and the date on which the award was originally granted under the Old Hertz Holdings equity compensation programs prior to the Spin-Off.

Under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, and prior to the consummation of the Spin-Off, during the six months ended June 30, 2016, the Company granted 794,149 non-qualified stock options to certain executives and employees at a weighted average grant date fair value of $3.99 as determined using the Black Scholes option model; 1,114,527 restricted stock units ("RSUs") at a weighted average grant date fair value of $9.78 and 2,075,328 performance stock units ("PSUs") at a weighted average grant date fair value of $9.93 with vesting terms of three to five years. In connection with the Spin-Off on June 30, 2016 as further described in Note 1, "Background," outstanding stock-based compensation awards for employees of the global vehicle rental business were converted at a ratio of 1 former unit to 0.2523 new units, with a corresponding change in the exercise price of outstanding options. There are no significant changes to assumptions used to fair value the options, nor is there material incremental compensation expense as a result of the Spin-Off.

A summary of the total compensation expense and associated income tax benefits recognized under all plans, including the cost of stock options, RSUs and PSUs, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Compensation expense	$6	$5	$12	$8
Income tax benefit	(2)	(2)	(5)	(3)
Total	$4	$3	$7	$5

As of June 30, 2016, there was $55 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Old Hertz Holdings under all plans. The total unrecognized compensation cost is expected to be recognized over the remaining 2.14 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Note 9—Restructuring

During 2016, the Company evaluated its workforce and operations and initiated approximately $31 million in restructuring programs that include headcount reductions, business process re-engineering and outsourcing certain information technology application and infrastructure functions to a third party service provider. These programs are expected to be completed within the next twelve months.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Restructuring charges under these programs for the periods shown are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
By Type:
Termination benefits	$10	$6	$16	$12
Impairments and asset write-downs	3	—	3	1
Facility closure and lease obligation costs	5	14	5	14
Other	—	(1)	—	(2)
Total	$18	$19	$24	$25

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
By Caption:
Direct vehicle and operating	$8	$14	$9	$15
Selling, general and administrative	10	5	15	10
Total	$18	$19	$24	$25

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
By Segment:
U.S. Rental Car	$15	$14	$21	$16
International Rental Car	3	5	3	7
Corporate	—	—	—	2
Total	$18	$19	$24	$25

The following table sets forth the activity affecting the restructuring accrual which is included in accrued liabilities in the accompanying condensed consolidated balance sheets during the six months ended June 30, 2016. Other is primarily comprised of future lease obligations which will be paid over the remaining term of the applicable leases.

(In millions)	Termination Benefits	Other	Total
Balance as of December 31, 2015	$9	$15	$24
Charges incurred	16	8	24
Cash payments	(8)	(7)	(15)
Other non-cash changes	(1)	1	—
Balance as of June 30, 2016	$16	$17	$33

Note 10—Tangible Asset Impairments and Asset Write-downs

In the first quarter of 2015, the Company performed an impairment assessment of the Dollar Thrifty headquarters campus in Tulsa, Oklahoma, which is part of the U.S. Rental Car segment. Based on the impairment assessment, the Company recorded a charge of $6 million which is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The building was sold in December 2015.

In the first quarter of 2015, the Company recorded $11 million in charges associated with U.S. Rental Car service

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

equipment and assets deemed to have no future use, of which $4 million is included in direct vehicle and operating expense and $7 million is included in other (income) expense, net in the accompanying condensed consolidated statements of operations.

Note 11—Taxes on Income (Loss)

The effective tax rate for the three months ended June 30, 2016 and 2015 was 20% and 66%, respectively. The effective tax rate for the six months ended June 30, 2016 and 2015 was 29% and 8%, respectively. The effective tax rate for the full fiscal year 2016 is expected to be approximately 47%.

The Company recorded a tax benefit of $7 million for the three months ended June 30, 2016 compared to a tax provision of $25 million for the three months ended June 30, 2015. The change was the result of the impact of tax law changes, principally in Louisiana, for approximately $2 million and charges related to the Spin-Off of $2 million recorded in the second quarter of 2016.

The Company recorded a tax benefit of $32 million for the six months ended June 30, 2016 compared to a tax benefit of $6 million for the six months ended June 30, 2015. The change was the result of a higher loss from continuing operations before income taxes, the impact of tax law changes, principally in Louisiana, for approximately $2 million and charges related to the Spin-Off of $2 million recorded in the second quarter of 2016.

Tax Matters Agreement

As described in Note 3, "Discontinued Operations", Hertz Global and Hertz entered into the Tax Matters Agreement with Herc Holdings and Herc Rentals to govern the parties’ respective rights, responsibilities and obligations after the Spin-Off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns.

Note 12—Financial Instruments

The Company has risk exposures that it has historically used financial instruments to manage. None of the instruments have been designated in a hedging relationship as of June 30, 2016.

Interest Rate Risk

The Company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, the Company uses interest rate caps and other instruments to manage the mix of floating and fixed-rate debt.

Currency Exchange Rate Risk

The Company’s objective in managing exposure to currency fluctuations is to limit the exposure of certain cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. The Company experiences currency risks in its global operations as a result of various factors including intercompany local currency denominated loans, rental operations in various currencies and purchasing vehicles in various currencies.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives(1)		Liability Derivatives(1)
(In millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Interest rate instruments	$2	$9	$1	$9
Foreign currency forward contracts	6	3	3	1
Total	$8	$12	$4	$10

(1)	All asset derivatives are recorded in prepaid expenses and other assets and all liability derivatives are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.

While the Company's foreign currency forward contracts and certain interest rate instruments are subject to enforceable master netting agreements with their counterparties, the Company does not offset the derivative assets and liabilities in its condensed consolidated balance sheets.

The following table summarizes the gains or (losses) on financial instruments for the period indicated.

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,
(In millions)		2016	2015
Foreign currency forward contracts	Selling, general and administrative	$(1)	$(3)

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Six Months Ended June 30,
(In millions)		2016	2015
Foreign currency forward contracts	Selling, general and administrative	$1	$(3)

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

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following table summarizes the ending balances of the Company's cash equivalents and investments.

	June 30, 2016				December 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$205	$406	$—	$611	$181	$49	$—	$230
Equity and other securities	40	100	—	140	—	111	—	111
Total	$245	$506	$—	$751	$181	$160	$—	$341

CAR Inc.

As further described in Note 4, "Acquisitions and Divestitures," the Company holds an investment in CAR Inc. that was previously accounted for under the equity method and is now accounted for as an available for sale security. As such, the balance of our investment is included in the table above under equity and other securities (Level 1) as of June 30, 2016.

Financial Instruments

The fair value of the Company's financial instruments as of June 30, 2016 are shown in Note 12, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs).

	As of June 30, 2016		As of December 31, 2015
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-vehicle Debt	$4,629	$4,726	$5,991	$6,070
Vehicle Debt	10,846	10,927	9,857	9,854
Total	$15,475	$15,653	$15,848	$15,924

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities measured at fair value during the six months ended June 30, 2016 are as follows:

(In millions)	Balance as of June 30, 2016	Level 1	Level 2	Level 3	Total Loss Adjustments Recorded for the Six Months ended June 30, 2016
Long-lived assets held for sale	$9	$—	$—	$9	$3

During the first quarter of 2016, the Company reclassified an asset in its U.S. Rental Car segment with a fair value of $9 million to held and used. The asset was previously classified as held for sale at December 31, 2015. During the second quarter of 2016, the Company sold its previous corporate headquarters building in Park Ridge, New Jersey.

The Company's long-lived assets held for sale are primarily comprised of property in its U.S. Rental Car segment recorded in property and equipment, net in the accompanying condensed consolidated balance sheets. The fair value less cost to sell of the long-lived asset held for sale was assessed at June 30, 2016. The Company uses market and income approaches to value long-lived assets, including inputs such as expected cash flows and recent comparable transactions.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 14 —Accumulated Other Comprehensive Income

Accumulated Other Income (Loss)

Changes in the accumulated other comprehensive income (loss) balance by component (net of tax) are as follows:

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses on Terminated Net Investment Hedges	Unrealized Gains on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2015	$(102)	$(124)	$(19)	$—	$(245)
Other comprehensive income (loss) before reclassification	(20)	18	—	9	7
Amounts reclassified from accumulated other comprehensive loss	2	—	—	—	2
Distribution of Herc Rentals Inc	20	95	—	—	115
Balance as of June 30, 2016	$(100)	$(11)	$(19)	$9	$(121)

Balance as of December 31, 2014	$(101)	$5	$(19)	$—	$(115)
Other comprehensive income (loss) before reclassification	—	(39)	—	—	(39)
Amounts reclassified from accumulated other comprehensive loss	4	—	—	—	4
Balance as of June 30, 2015	$(97)	$(34)	$(19)	$—	$(150)

Note 15—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Public Liability and Property Damage

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles rented from the Company. The obligation for public liability and property damage on self-insured U.S. and international vehicles, as stated on the Company's balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At June 30, 2016 and December 31, 2015, the Company's liability recorded for public liability and property damage matters was $410 million and $394 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions, and that the Company may prudently rely on this information to determine the estimated liability. The liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Other Matters

From time to time the Company is a party to various legal proceedings. The Company has summarized below the most significant legal proceedings to which the Company was and/or is a party to during the six months ended June 30, 2016 or the period after June 30, 2016, but before the filing of this Report on Form 10‑Q.

Concession Fee Recoveries - In October 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company (“Enterprise”) was filed in the U.S. District Court for the District of Nevada (Enterprise became a defendant in a separate action which they have now settled.) The Sobel case is a consumer class action on behalf of all persons who rented vehicles from Hertz at airports in Nevada and were separately charged airport concession recovery fees by Hertz as part of their rental charges during the class period. In October 2014, the court entered final judgment against the Company and directed Hertz to pay the class approximately $42 million in restitution and $11 million in prejudgment interest, and to pay attorney's fees of $3.1 million with an additional $3.1 million to be paid from the restitution fund. In December 2014, Hertz timely filed an appeal of that final judgment with the U.S. Court of Appeals for the Ninth Circuit and the plaintiffs cross appealed the court's judgment seeking to challenge the lower court's ruling that Hertz did not deceive or mislead the class members. The matter has now been fully briefed by the parties. No oral argument date has been set. The Company continues to believe the outcome of this case will not be material to its financial condition, results of operations or cash flows.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Old Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Old Hertz Holdings made material misrepresentations and/or omissions of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint sought an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Old Hertz Holdings responded to the amended complaint by filing a motion to dismiss. After a hearing in October 2014, the court granted Old Hertz Holdings' motion to dismiss the complaint. The dismissal was without prejudice and plaintiff was granted leave to file a second amended complaint within 30 days of the order. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period such that it was not alleged to have commenced until May 18, 2013 and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, this case was assigned to a new federal judge in the District of New Jersey, and Old Hertz Holdings responded to the second amended complaint by filing another motion to dismiss. On July 22, 2015, the court granted Old Hertz Holdings’ motion to dismiss without prejudice and ordered that plaintiff could file a third amended complaint on or before August 22, 2015. On August 21, 2015, plaintiff filed a third amended complaint. The third amended complaint included additional allegations, named additional current and former officers as defendants and expanded the putative class period such that it was alleged to span from February 14, 2013 to July 16, 2015. On November 4, 2015, Old Hertz Holdings filed its motion to dismiss. Thereafter, a motion was made by plaintiff to add a new plaintiff, because of challenges to the standing of the first plaintiff. The court granted plaintiffs leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Old Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint in its entirety with prejudice on March 24, 2016, and plaintiff filed its opposition to same on May 6, 2016. On June 13, 2016, Old Hertz Holdings and the individual defendants filed their reply briefs in support of their motions to dismiss. The matter is now fully briefed. New Hertz and Herc Holdings are each responsible for a portion of the matter and Hertz Global will be responsible for managing the settlement or other disposition of the matter. Hertz Global believes that it has valid and meritorious defenses and it intends to vigorously defend against the complaint, but litigation is subject to many uncertainties and the outcome of this matter is not predictable with assurance. It is possible that this matter could be decided unfavorably to Hertz Global. However, we are currently unable to estimate the range of these possible losses, but they could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Ryanair - In July 2015, Ryanair Ltd. ("Ryanair") filed a complaint against Hertz Europe Limited, a subsidiary of the Company, in the High Court of Justice, Queen’s Bench Division, Commercial Court, Royal Courts of Justice of the United Kingdom alleging breach of contract in connection with Hertz Europe Limited’s termination of its vehicle hire agreement with Ryanair following a contractual dispute with respect to Ryanair’s agreement to begin using third party ticket distributors. The complaint seeks damages, interest and costs, together with attorney fees. The Company believes that it has valid and meritorious defenses and it intends to vigorously defend against these allegations, but litigation is subject to many uncertainties and the outcome of this matter is not predictable with assurance. The Company has established a reserve for this matter which is not material. However, it is possible that this matter could be decided unfavorably to the Company, accordingly, it is possible that an adverse outcome could exceed the amount accrued in an amount that could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

The Company intends to assert that it has meritorious defenses in the foregoing matters and the Company intends to defend itself vigorously.

Governmental Investigations - In June 2014, the Company was advised by the staff of the New York Regional Office of the SEC that it is investigating the events disclosed in certain of the Company’s filings with the SEC. In addition, in December 2014 a state securities regulator requested information and starting in June 2016 the Company has had communications with the United States Attorney's Office for the District of New Jersey regarding the same or similar events. The investigations and communications generally involve the restatements included in the Company's 2014 Form 10‑K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission ("SEC") on July 16, 2015 and related accounting for prior periods. The Company has and intends to continue to cooperate with all requests related to the foregoing. Due to the stage at which the proceedings are, Hertz is currently unable to predict the likely outcome of the proceedings or estimate the range of reasonably possible losses, which may be material. Among other matters, the restatements included in the Company’s 2014 Form 10‑K addressed a variety of accounting matters involving the Company’s Brazil vehicle rental operations. The Company has identified certain activities in Brazil that may raise issues under the Foreign Corrupt Practices Act and other federal and local laws, which the Company has self-reported to appropriate government entities. The Company is continuing to investigate these issues. At this time, the Company is unable to predict the outcome of these issues or estimate the range of reasonably possible losses, which could be material.

French Antitrust - In February 2015, the French Competition Authority issued a Statement of Objections claiming that several vehicle rental companies, including Hertz and certain of its subsidiaries, violated French competition law by receiving historic market information from twelve French airports relating to the vehicle rental companies operating at those airports and by engaging in a concerted practice relating to train station surcharges. Hertz believes that it has valid defenses and intends to vigorously defend against the allegations, but, due to the early stage at which the proceedings are, Hertz is currently unable to predict the likely outcome of the proceedings or range of reasonably possible losses, which could be material.

French Road Tax - The French Tax Authority has challenged the historic practice of several vehicle rental companies, including Hertz France, of registering vehicles in jurisdictions where it is established and where the road tax payable with respect to those vehicles is lower than the road tax payable in the jurisdictions where the vehicles will primarily be used. In respect of a period in 2005, the Company has unsuccessfully appealed the French Tax assessment to the highest Administrative court in France. In respect of a period from 2003 to 2005, following an adverse judgment, the Company appealed the French Tax Authority’s assessment to the Civil Court of Appeal. This appeal is currently awaiting judgment. In the third quarter of 2015, following an adverse decision against another industry participant involved in a similar action, the Company recorded charges with respect to this matter of approximately $23 million. In January 2016, the Company made a payment of approximately $9 million.

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

In March 2016, the Company, as plaintiff, received a $9 million settlement related to a 2013 eminent domain case associated with one of the Company’s airport locations. The settlement gain is included in other (income) expense, net in the accompanying condensed consolidated statements of operations.

Separation and Distribution Agreement

As described in Note 3, "Discontinued Operations", Hertz Global entered into the Separation and Distribution Agreement with Herc Holdings, which sets forth the terms agreed to by the parties regarding legal matters and claims relating to pending and threatened litigation and pre Spin-Off liabilities.

Indemnification Obligations

As described in Note 3, "Discontinued Operations", the Separation and Distribution Agreement with Herc Holdings contains mutual indemnification clauses and a customary indemnification provision with respect to liability arising out of or resulting from assumed legal matters.

Other than as described above, there have been no significant changes to the Company's indemnification obligations as compared to those disclosed in Note 16, "Contingencies and Off-Balance Sheet Commitments" of the Notes to consolidated financial statements included in the 2015 Form 10‑K under the caption Item 8, "Financial Statements and Supplementary Data."

The Company regularly evaluates the probability of having to incur costs associated with indemnification obligations and will accrue for expected losses when they are probable and estimable.

Note 16—Segment Information

The Company has identified three reportable segments, which are organized based on the products and services provided by its operating segments and the geographic areas in which its operating segments conduct business, as follows:

•
U.S. Rental Car ("U.S. RAC") - rental of vehicles (cars, crossovers and light trucks), as well as ancillary products and services, in the United States and consists of the Company's United States operating segment;

•
International Rental Car ("International RAC") - rental and leasing of vehicles (cars, vans, crossovers and light trucks), as well as ancillary products and services, internationally and consists of the Company's Europe and Other International operating segments, which are aggregated into a reportable segment based primarily upon similar economic characteristics, products and services, customers, delivery methods and general regulatory environments;

•
All Other Operations - includes the Company's Donlen operating segment which provides vehicle leasing and fleet management services and is not considered a separate reportable segment in accordance with applicable accounting standards, together with other business activities.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

In addition to the above reportable segments, the Company has corporate operations ("Corporate") which includes general corporate assets and expenses and certain interest expense (including net interest on non-vehicle debt).

Adjusted pre-tax income (loss) is calculated as income (loss) from continuing operations before income taxes plus non-cash acquisition accounting charges, debt-related charges relating to the amortization and write-off of debt financing costs and debt discounts and certain one-time charges and non-operational items. Adjusted pre-tax income (loss) is important because it allows management to assess operational performance of its business, exclusive of the items mentioned above. It also allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess the Company's operational performance on the same basis that management uses internally. When evaluating the Company's operating performance, investors should not consider adjusted pre-tax income (loss) in isolation of, or as a substitute for, measures of the Company's financial performance, such as net income (loss) from continuing operations or income (loss) from continuing operations before income taxes.

Revenues and adjusted pre-tax income (loss) by segment and the reconciliation to consolidated amounts are summarized below.

	Three Months Ended June 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
(In millions)	2016	2015	2016	2015
U.S. Rental Car	$1,584	$1,615	$143	$195
International Rental Car	540	556	34	45
All Other Operations	146	146	17	17
Total reportable segments	$2,270	$2,317	194	257
Corporate(1)			(139)	(139)
Consolidated adjusted pre-tax income (loss)			55	118
Adjustments:
Acquisition accounting(2)			(18)	(23)
Debt-related charges(3)			(12)	(15)
Loss on extinguishment of debt(4)			(20)	—
Restructuring and restructuring related charges(5)			(18)	(41)
Impairment charges and asset write-downs(7)			(3)	—
Finance and information technology transformation costs(8)			(19)	—
Other(9)			—	(1)
Income (loss) from continuing operations before income taxes			$(35)	$38

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Six Months Ended June 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
(In millions)	2016	2015	2016	2015
U.S. Rental Car	$2,990	$3,135	$138	$265
International Rental Car	973	992	36	52
All Other Operations	290	288	35	31
Total reportable segments	$4,253	$4,415	209	348
Corporate(1)			(262)	(271)
Consolidated adjusted pre-tax income (loss)			(53)	77
Adjustments:
Acquisition accounting(2)			(34)	(45)
Debt-related charges(3)			(25)	(29)
Loss on extinguishment of debt(4)			(20)	—
Restructuring and restructuring related charges(5)			(29)	(59)
Sale of CAR Inc. common stock(6)			75	—
Impairment charges and asset write-downs(7)			(3)	(9)
Finance and information technology transformation costs(8)			(26)	—
Other(9)			3	(6)
Income (loss) from continuing operations before income taxes			$(112)	$(71)

(1)	Represents general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)
Represents incremental expense associated with amortization of other intangible assets, depreciation of property and other equipment and accretion of revalued liabilities relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred debt financing costs and debt discounts and premiums.

(4)	Represents the write-off of deferred debt financing costs in the second quarter of 2016 as a result of paying off the Senior Term Facility and various vehicle debt refinancings.

(5)
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

(6)	Represents the pre-tax gain on the sale of CAR Inc. common stock.

(7)	In the first half of 2015, primarily represents a $6 million impairment on the former Dollar Thrifty headquarters in Tulsa, Oklahoma.

(8)
Represents external costs associated with the Company’s finance and information technology transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company’s systems and processes. In the three months ended June 30, 2016, $5 million was incurred by U.S. RAC and $14 million was incurred by Corporate and in the six months ended June 30, 2016, $9 million was incurred by U.S. RAC and $17 million was incurred by Corporate.

(9)
Includes miscellaneous and non-recurring items including but not limited to acquisition charges, integration charges, and other non-cash items. For the six months ended June 30, 2016, also includes a settlement gain related to one of our airport locations. In the 2015 periods, includes charges incurred in connection with relocating the Company's corporate headquarters to Estero, Florida.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Depreciation of revenue earning vehicles and lease charges, net

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
U.S. Rental Car	$417	$380	$836	$801
International Rental Car	98	101	184	196
All Other Operations	114	116	225	231
Total	$629	$597	$1,245	$1,228

Total assets

(In millions)	June 30, 2016	December 31, 2015
U.S. Rental Car	$14,049	$13,614
International Rental Car	4,416	3,002
All Other Operations	1,583	1,520
Corporate	1,972	1,983
Assets of discontinued operations	—	3,390
Total	$22,020	$23,509

The increase in total assets for International RAC is due to an increase in cash as a result of the proceeds received from the sale of CAR Inc. shares in 2016 and an increase in the number of revenue earning vehicles acquired to meet seasonal leisure demand during the summer period. Refer to Note 4, "Acquisitions and Divestitures," for additional information related to the CAR Inc. share sale. The increase in total assets for U.S. RAC is the result of an increase in the number of revenue earning vehicles acquired in order to meet upcoming seasonal demands, partially offset by lower receivables from vehicle sales.

Note 17—Related Party Transactions
In November 2015, the Company signed a master loan agreement with Old Hertz Holdings for a facility size of $650 million with an expiration in November 2016 (the "Old Master Loan"). Prior to the Spin-Off on June 30, 2016, the board of directors of the Company approved, and Hertz paid, a non-cash dividend to Hertz Investors, Inc. consisting of the full rights to the receivable due from Old Hertz Holdings under the Old Master Loan in the amount of $334 million plus accrued interest. Hertz Investors, Inc. declared and paid the same dividend to Old Hertz Holdings; thereby settling the amount receivable from Old Hertz Holdings.

On June 30, 2016, the Company signed a master loan agreement with Hertz Global for a facility size of $425 million with an expiration in June 2017 (the "Master Loan"). The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. There were no amounts outstanding under the Master Loan as of June 30, 2016.

Icahn Agreements
On June 30, 2016, Hertz Global entered into a confidentiality agreement (the “Confidentiality Agreement”) with Carl C. Icahn and certain related parties (the “Icahn Group”). Pursuant to the Confidentiality Agreement, Vincent J. Intrieri, Samuel Merksamer and Daniel A. Ninivaggi, each of whom was appointed as a director of Hertz Global, are designees of the Icahn Group on the Hertz Global board of directors. Until the date that the Icahn Group no longer has a designee on the Hertz Global board of directors, the Icahn Group agrees to vote all of its shares of common stock of Hertz Global in favor of the election of all of Hertz Global’s director nominees at each annual or special meeting of Hertz Global.
In addition, Hertz Global, High River Limited Partnership, Icahn Partners LP and Icahn Partners Master Fund LP entered into a registration rights agreement, dated June 30, 2016 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, among other things, and subject to certain exceptions, Hertz Global agreed to effect up to two demand registrations with respect to shares of Hertz Global common stock held by members of the Icahn

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Group. Hertz Global also agreed to provide, with certain exceptions, certain piggyback registration rights with respect to common stock held by members of the Icahn Group.

Note 18—Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of June 30, 2016 and December 31, 2015, the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015 and the Statements of Cash Flows for the six months ended June 30, 2016 and 2015 of (a) The Hertz Corporation, ("Parent”); (b) the Parent's subsidiaries that guarantee the Parent's indebtedness ("Guarantor Subsidiaries"); (c) the Parent's subsidiaries that do not guarantee the Parent's indebtedness ("Non-Guarantor Subsidiaries"); (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries ("Eliminations"); and of (e) the Company on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The Guarantor Subsidiaries are 100% owned by the Parent and all guarantees are full and unconditional and joint and several. Additionally, substantially all of the assets of the Guarantor Subsidiaries are pledged under the Senior Facilities, and consequently will not be available to satisfy the claims of the Company's general creditors. In lieu of providing separate unaudited financial statements for the Guarantor Subsidiaries, we have included the accompanying condensed consolidating financial statements based on Rule 3-10 of the SEC's Regulation S-X. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to our investors; therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

As described in Note 1, "Background" and Note 3, "Discontinued Operations", Hertz completed the Spin-Off of its equipment rental business on June 30, 2016. In connection with the Spin-Off, certain amounts that were historically recorded on the balance sheet of the Parent were distributed with the discontinued entities. These amounts primarily related to defined benefit pension plans, workers’ compensation liabilities, and income taxes. These amounts have been reclassified in the 2015 condensed consolidating financial statements to reflect the balances transferred in the Guarantor Subsidiaries' and Non-Guarantor Subsidiaries' financial statements based on which discontinued entity received the distribution in the Spin-Off.

During the preparation of the condensed consolidating financial information of The Hertz Corporation and Subsidiaries as of and for the three and six months ended June 30, 2016, it was determined that investments in subsidiaries at December 31, 2015 as filed in the Company's 2015 Form 10-K were improperly classified, resulting in a $453 million understatement of investments in subsidiaries and stockholder's equity for the Non-Guarantor Subsidiaries, and an understatement of investments in subsidiaries and an overstatement of prepaid expenses and other assets for the Guarantor Subsidiaries. These errors had no impact to total assets, total liabilities or stockholder's equity of the Guarantor Subsidiaries. These errors, which the Company determined are not material, are eliminated upon consolidation and, therefore, have no impact on the Company's consolidated financial condition, results of operations, or cash flows. The Company has revised the Guarantor, Non-Guarantor, and Eliminations Condensed Consolidating Balance Sheets as of December 31, 2015 to correct for these errors.

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2016
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$811	$11	$463	$—	$1,285
Restricted cash and cash equivalents	68	4	246	—	318
Receivables, net of allowance	588	207	528	—	1,323
Due from affiliates	3,263	3,233	7,684	(14,180)	—
Inventories, net	19	4	20	—	43
Prepaid expenses and other assets	4,541	50	277	(4,274)	594
Revenue earning vehicles, net	324	8	12,477	—	12,809
Property and equipment, net	698	64	150	—	912
Investment in subsidiaries, net	5,951	545	—	(6,496)	—
Other intangible assets, net	127	3,327	25	—	3,479
Goodwill	102	943	212	—	1,257
Total assets	$16,492	$8,396	$22,082	$(24,950)	$22,020
LIABILITIES AND EQUITY
Due to affiliates	$8,976	$1,350	$3,854	$(14,180)	$—
Accounts payable	303	95	841	—	1,239
Accrued liabilities	605	103	329	—	1,037
Accrued taxes, net	75	22	2,468	(2,386)	179
Debt	4,772	—	10,620	—	15,392
Public liability and property damage	152	46	212	—	410
Deferred taxes on income, net	—	2,061	1,981	(1,888)	2,154
Total liabilities	14,883	3,677	20,305	(18,454)	20,411
Equity:
Stockholder's equity	1,609	4,719	1,777	(6,496)	1,609
Total liabilities and equity	$16,492	$8,396	$22,082	$(24,950)	$22,020

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$179	$17	$278	$—	$474
Restricted cash and cash equivalents	57	3	273	—	333
Receivables, net of allowance	399	183	1,204	—	1,786
Due from affiliates	4,158	3,238	7,543	(14,939)	—
Inventories, net	15	3	11	—	29
Prepaid expenses and other assets	4,503	695	450	(4,682)	966
Revenue earning vehicles, net	388	6	10,352	—	10,746
Property and equipment, net	777	74	151	—	1,002
Investment in subsidiaries, net	7,457	1,614	—	(9,071)	—
Other intangible assets, net	142	3,350	30	—	3,522
Goodwill	102	942	217	—	1,261
Assets of discontinued operations	—	2,989	401	—	3,390
Total assets	$18,177	$13,114	$20,910	$(28,692)	$23,509
LIABILITIES AND EQUITY
Due to affiliates	$8,888	$1,465	$3,961	$(14,314)	$—
Accounts payable	262	81	423	—	766
Accrued liabilities	584	114	337	—	1,035
Accrued taxes, net	223	19	2,849	(2,963)	128
Debt	6,126	—	9,644	—	15,770
Public liability and property damage	146	48	200	—	394
Deferred taxes on income, net	—	2,005	1,882	(1,719)	2,168
Liabilities of discontinued operations	—	1,915	9	(624)	1,300
Total liabilities	16,229	5,647	19,305	(19,620)	21,561
Equity:
Stockholder's equity	1,948	7,467	1,605	(9,072)	1,948
Total liabilities and equity	$18,177	$13,114	$20,910	$(28,692)	$23,509

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2016
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,192	$385	$1,636	$(943)	$2,270
Expenses:
Direct vehicle and operating	732	192	343	—	1,267
Depreciation of revenue earning vehicles and lease charges, net	759	214	599	(943)	629
Selling, general and administrative	158	11	65	—	234
Interest expense, net	119	(21)	76	—	174
Other (income) expense, net	1	(1)	1	—	1
Total expenses	1,769	395	1,084	(943)	2,305
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of subsidiaries	(577)	(10)	552	—	(35)
(Provision) benefit for taxes on income (loss) of continuing operations	227	3	(223)	—	7
Equity in earnings (losses) of subsidiaries, net of tax	307	144	—	(451)	—
Net income (loss) from continuing operations	(43)	137	329	(451)	(28)
Net income (loss) from discontinued operations	—	(4)	(11)	—	(15)
Net income (loss)	(43)	133	318	(451)	(43)
Other comprehensive income (loss), net of tax	(45)	(5)	(23)	28	(45)
Comprehensive income (loss)	$(88)	$128	$295	$(423)	$(88)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,181	$408	$1,310	$(582)	$2,317
Expenses:
Direct vehicle and operating	719	223	349	(1)	1,290
Depreciation of revenue earning vehicles and lease charges, net	434	137	607	(581)	597
Selling, general and administrative	157	18	76	—	251
Interest expense, net	95	(4)	58	—	149
Other (income) expense, net	(3)	(1)	(4)	—	(8)
Total expenses	1,402	373	1,086	(582)	2,279
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of subsidiaries	(221)	35	224	—	38
(Provision) benefit for taxes on income (loss) of continuing operations	75	(16)	(84)	—	(25)
Equity in earnings (losses) of subsidiaries, net of tax	182	68	—	(250)	—
Net income (loss) from continuing operations	36	87	140	(250)	13
Net income (loss) from discontinued operations	—	23	—	—	23
Net income (loss)	36	110	140	(250)	36
Other comprehensive income (loss), net of tax	11	—	7	(7)	11
Comprehensive income (loss)	$47	$110	$147	$(257)	$47

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2016
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$2,258	$725	$2,932	$(1,662)	$4,253
Expenses:
Direct vehicle and operating	1,417	381	627	—	2,425
Depreciation of revenue earning vehicles and lease charges, net	1,380	349	1,177	(1,661)	1,245
Selling, general and administrative	304	24	132	(1)	459
Interest expense, net	207	(22)	140	—	325
Other (income) expense, net	1	(10)	(80)	—	(89)
Total expenses	3,309	722	1,996	(1,662)	4,365
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of subsidiaries	(1,051)	3	936	—	(112)
(Provision) benefit for taxes on income (loss) of continuing operations	415	(2)	(381)	—	32
Equity in earnings (losses) of subsidiaries, net of tax	545	201	—	(746)	—
Net income (loss) from continuing operations	(91)	202	555	(746)	(80)
Net income (loss) from discontinued operations	—	(1)	(10)	—	(11)
Net income (loss)	(91)	201	545	(746)	(91)
Other comprehensive income (loss), net of tax	9	(5)	29	(24)	9
Comprehensive income (loss)	$(82)	$196	$574	$(770)	$(82)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$2,296	$791	$2,506	$(1,178)	$4,415
Expenses:
Direct vehicle and operating	1,415	446	633	(2)	2,492
Depreciation of revenue earning vehicles and lease charges, net	889	262	1,253	(1,176)	1,228
Selling, general and administrative	271	42	158	—	471
Interest expense, net	193	(9)	112	—	296
Other (income) expense, net	(2)	—	1	—	(1)
Total expenses	2,766	741	2,157	(1,178)	4,486
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of subsidiaries	(470)	50	349	—	(71)
(Provision) benefit for taxes on income (loss) of continuing operations	55	(12)	(37)	—	6
Equity in earnings (losses) of subsidiaries, net of tax	382	114	—	(496)	—
Net income (loss) from continuing operations	(33)	152	312	(496)	(65)
Net income (loss) from discontinued operations	—	33	(1)	—	32
Net income (loss)	(33)	185	311	(496)	(33)
Other comprehensive income (loss), net of tax	(35)	(4)	(39)	43	(35)
Comprehensive income (loss)	$(68)	$181	$272	$(453)	$(68)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2016
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities from continuing operations	$(1,903)	$40	$3,316	$(439)	$1,014
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(10)	(2)	28	—	16
Revenue earning vehicle expenditures	(176)	(43)	(7,049)	—	(7,268)
Proceeds from disposal of revenue earning vehicles	542	6	4,620	—	5,168
Capital asset expenditures, non-vehicle	(41)	(8)	(23)	—	(72)
Proceeds from disposal of property and other equipment	12	3	24	—	39
Purchases of shares in equity method investment	(45)	—	—	—	(45)
Sales of shares in equity method investment	—	—	233	—	233
Capital contributions to subsidiaries	(514)	—	—	514	—
Return of capital from subsidiaries	1,623	—	—	(1,623)	—
Loan to Parent / Guarantor from Non-Guarantor	—	—	(405)	405	—
Net cash provided by (used in) investing activities from continuing operations	1,391	(44)	(2,572)	(704)	(1,929)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	2,185	—	2,185
Repayments of long-term debt	(2,062)	—	(342)	—	(2,404)
Short-term borrowings:
Proceeds	—	—	312	—	312
Payments	—	—	(263)	—	(263)
Proceeds under the revolving lines of credit	1,663	—	3,395	—	5,058
Payments under the revolving lines of credit	(964)	—	(4,289)	—	(5,253)
Capital contributions received from parent	—	—	514	(514)	—
Loan to Parent / Guarantor from Non-Guarantor	405	—	—	(405)	—
Payment of dividends and return of capital	—	—	(2,062)	2,062	—
Payment of financing costs	(31)	(3)	(17)	—	(51)
Transfers from discontinued entities	2,122	—	—	—	2,122
Other	11	1	—	—	12
Net cash provided by (used in) financing activities from continuing operations	1,144	(2)	(567)	1,143	1,718
Effect of foreign exchange rate changes on cash and cash equivalents from continuing operations	—	—	8	—	8
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	632	(6)	185	—	811
Cash and cash equivalents at beginning of period	179	17	278	—	474
Cash and cash equivalents at end of period	$811	$11	$463	$—	$1,285

Cash flows from discontinued operations:
Cash flows provided by operating activities	—	59	148	—	207
Cash flows used in investing activities	—	(75)	(2)	—	(77)
Cash flows provided by (used in) financing activities	—	44	(138)	—	(94)
Net increase (decrease) in cash and cash equivalents during the period from discontinued operations	—	28	8	—	36

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities from continuing operations	$(810)	$(13)	$2,663	$(679)	$1,161
Cash flows from investing activities:
Net change in restricted cash and cash equivalents	(60)	1	192	—	133
Revenue earning vehicle expenditures	(298)	(63)	(7,278)	—	(7,639)
Proceeds from disposal of revenue earning vehicles	160	51	4,605	—	4,816
Capital assets expenditures, non-vehicle	(87)	—	(34)	—	(121)
Proceeds from disposal of property and other equipment	27	5	12	—	44
Capital contributions to subsidiaries	(1,544)	—	—	1,544	—
Return of capital from subsidiaries	2,043	37	—	(2,080)	—
Acquisitions, net of cash acquired	(17)	(3)	(75)	—	(95)
Loan to Parent / Guarantor from Non-Guarantor	—	—	(506)	506	—
Advances to Old Hertz Holdings	(6)	—	—	—	(6)
Net cash provided by (used in) investing activities from continuing operations	218	28	(3,084)	(30)	(2,868)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	1,069	—	1,069
Repayments of long-term debt	(11)	—	(1,021)	—	(1,032)
Short-term borrowings:
Proceeds	—	—	383	—	383
Payments	—	—	(258)	—	(258)
Proceeds under the revolving lines of credit	1,206	—	4,101	—	5,307
Payments under the revolving lines of credit	(970)	—	(2,713)	—	(3,683)
Capital contributions received from parent	—	—	1,544	(1,544)	—
Loan to Parent / Guarantor from Non-Guarantor	506	—	—	(506)	—
Payment of dividends and return of capital	—	—	(2,759)	2,759	—
Payment of financing costs	—	(1)	(7)	—	(8)
Other	—	—	(1)	—	(1)
Net cash provided by (used in) financing activities from continuing operations	731	(1)	338	709	1,777
Effect of foreign exchange rate changes on cash and cash equivalents from continuing operations	—	—	(16)	—	(16)
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	139	14	(99)	—	54
Cash and cash equivalents at beginning of period	2	11	461	—	474
Cash and cash equivalents at end of period	141	25	362	—	528

Cash flows from discontinued operations:
Cash flows provided by operating activities	—	252	40	—	292
Cash flows used in investing activities	—	(258)	(37)	—	(295)
Cash flows provided by (used in) financing activities	—	(4)	1	—	(3)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Net increase (decrease) in cash and cash equivalents during the period from discontinued operations	—	(10)	3	—	(7)

THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 19—Subsequent Events

Non-Vehicle Debt

Senior Notes

In July 2016, Hertz completed the redemption of all its outstanding 7.50% Senior Notes due 2018 (the "7.50% Senior Notes") using proceeds received from the issuance of the Senior Term Loan and available cash to fund the redemption. Consequently, Hertz terminated, cancelled and discharged all of its obligations under the 7.50% Senior Notes and under the Indenture dated as of September 30, 2010 (as supplemented). In addition to the payment of $700 million in principal amount of the 7.50% Senior Notes, Hertz paid an additional $25 million, comprised of $13 million for an early redemption premium of 1.875% of the principal amount outstanding and $12 million for accrued and unpaid interest through the date of redemption.

Vehicle Debt

Australian Securitization

In July 2016, the Company entered into an agreement pursuant to which the maturity of the Australian Securitization was extended from December 2016 to July 2018.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") should be read in conjunction with the MD&A presented in the 2015 Form 10‑K filed on February 29, 2016 and the unaudited condensed consolidated financial statements and accompanying notes included in Item 1 of this Report on Form 10-Q, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

•
Total Revenue Per Transaction Day ("Total RPD") - important to management and investors as it represents a measurement of the changes in underlying pricing in the vehicle rental business and encompasses the elements in vehicle rental pricing that management has the ability to control.

•
Revenue Per Available Car Day ("RACD") - important to management and investors as it represents a measurement of the changes in underlying pricing in the vehicle rental business and provides a measure of revenue production relative to overall capacity.

•
Transaction Days - important to management and investors as it represents the number of revenue generating days ("volume"). It is used as a component to measure Total RPD and vehicle utilization. Transaction days represent the total number of 24-hour periods, with any partial period counted as one transaction day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one transaction day in a 24-hour period. Late in the third quarter of 2015 we fully integrated the Dollar Thrifty and Hertz counter systems and as a result aligned the transaction day calculation in the Hertz system. As a result of this alignment, we determined that there was an impact to the calculation and we estimate that transaction days for the US RAC segment will increase by approximately 1% prospectively relative to historical calculations through the third quarter of 2016. This will also prospectively impact key metrics calculations that utilize transaction days, although to a lesser extent.

•
Vehicle Utilization - important to management and investors because it is the measurement of the proportion of our vehicles that are being used to generate revenues relative to the total number of vehicles available for rent ("fleet capacity.") Higher vehicle utilization means more vehicles are being utilized to generate revenue.

•
Net Depreciation Per Unit Per Month - important to management and investors as depreciation of revenue earning vehicles and lease charges, is one of our largest expenses for the vehicle rental business and is driven by the number of vehicles, expected residual values at the time of disposal and expected hold period of the vehicles. Net depreciation per unit per month is reflective of how we are managing the costs of our vehicles and facilitates a comparison with other participants in the vehicle rental industry.

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

OUR COMPANY

Hertz and its predecessors have been in the vehicle rental business since 1918. We operate our vehicle rental business globally through the Hertz, Dollar and Thrifty brands from approximately 10,000 corporate and franchisee locations in North America, Europe, Latin America, Africa, Asia, Australia, the Middle East and New Zealand. We are one of the largest worldwide airport general use vehicle rental companies and our Hertz brand name is one of the most recognized in the world, signifying leadership in quality rental services and products. We have an extensive network of rental locations in the United States ("U.S.") and in all major European markets. We believe that we maintain one of the leading airport vehicle rental brand market shares, by overall reported revenues, in the U.S. and at approximately 125 major airports in Europe where data regarding vehicle rental concessionaire activity is available. We are a leading provider of comprehensive, integrated vehicle leasing and fleet management solutions through our Donlen subsidiary.

Equipment Rental Spin-Off

On June 30, 2016, former Hertz Global Holdings, Inc., the former top level holding company for Hertz (for periods on or prior to June 30, 2016, “Old Hertz Holdings” and for periods after June 30, 2016, “Herc Holdings”) completed a spin-off (the “Spin-Off”) of its global vehicle rental business through a dividend to stockholders of record of Old Hertz Holdings as of the close of business on June 22, 2016, the record date for the distribution, of all of the issued and outstanding common stock of Hertz Rental Car Holding Company, Inc. (“New Hertz”), which was re-named Hertz Global Holdings, Inc. in connection with the Spin-Off ("Hertz Global"), on a one-to-five basis. Hertz Global is now an independent public company and trades on the New York Stock Exchange under the symbol "HTZ". Herc Holdings, which changed its name to Herc Holdings Inc. on June 30, 2016, trades on the New York Stock Exchange under the symbol “HRI”.

Despite the fact that Hertz Global was spun off from Old Hertz Holdings in the Spin-Off and was the legal spinnee in the transaction, for accounting purposes, due to the relative significance of New Hertz to Old Hertz Holdings, Hertz Global is considered the spinnor or divesting entity and Herc Holdings is considered the spinnee or divested entity. As a result, despite the legal form of the transaction, New Hertz, or Hertz Global, is the “accounting successor” to Old Hertz Holdings. As such, the historical financial information of the Company reflects the financial information of the equipment rental business as a discontinued operation.

Unless noted otherwise, discussion in this MD&A pertains to the Company's vehicle rental and leasing business, its continuing operations.

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

We are engaged principally in the business of renting and leasing vehicles primarily through our Hertz, Dollar and Thrifty brands. In addition to vehicle rental, we provide comprehensive, integrated vehicle leasing and fleet management solutions through our Donlen subsidiary. We have a diversified revenue base and a highly variable cost structure and are able to dynamically manage fleet capacity, the most significant determinant of our costs. Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of vehicles, the related ownership cost of vehicles and other operating costs. Significant changes in the purchase price or residual values of vehicles or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We continue to balance our mix of non-program and program vehicles based on market conditions. Our business requires significant expenditures for vehicles, and consequently we require substantial liquidity to finance such expenditures. See "Liquidity and Capital Resources" below.

Our strategy includes optimization of our on airport operations, selected openings of new off airport locations, the disciplined evaluation of existing locations and the pursuit of same-store sales growth.

Our total revenues primarily are derived from rental and related charges and consist of:

•
Vehicle rental revenues - revenues from all company-operated vehicle rental operations, including charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling of vehicles and revenues associated with ancillary products associated with vehicle rentals, including

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the sale of loss or collision damage waivers, liability insurance coverage, parking and other products and fees, ancillary products associated with the retail vehicle sales channel and certain royalty fees from our franchisees (such fees, including initial franchise fees, are less than 2% of total revenues each period);

•	All other operations revenues - revenues from vehicle leasing and fleet management services and other business activities.

Our expenses primarily consist of:

•
Direct vehicle and operating expenses (primarily wages and related benefits; commissions and concession fees paid to airport authorities, travel agents and others; facility, self-insurance and reservation costs; and other costs relating to the operation and rental of revenue earning vehicles, such as damage, maintenance and fuel costs);

•	Depreciation expense and lease charges, net relating to revenue earning vehicles (including net gains or losses on the disposal of such vehicles);

•	Selling, general and administrative expenses; and

•	Interest expense, net.

Our Business Segments

We have identified three reportable segments, which are organized based on the products and services provided by our operating segments and the geographic areas in which our operating segments conduct business, as follows:

•	U.S. Rental Car ("U.S. RAC") - Rental of vehicles (cars, crossovers and light trucks), as well as sales of ancillary products and services, in the U.S.;

•	International Rental Car ("International RAC") - Rental and leasing of vehicles (cars, vans, crossovers and light trucks), as well as sales of ancillary products and services, internationally; and

•	All Other Operations - Comprised of our Donlen business, which provides vehicle leasing and fleet management services, and other business activities.
In addition to the above reportable segments, we have corporate operations ("Corporate") which includes general corporate assets and expenses and certain interest expense (including net interest on non-vehicle debt). We assess performance and allocate resources based upon the financial information for our operating segments.

Fleet

We periodically review the efficiencies of an optimal mix between program and non-program vehicles in our fleet. Program vehicles generally provide us with flexibility to reduce the size of our fleet by returning vehicles to the manufacturer sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. When we increase the percentage of program vehicles the average age of our fleet decreases since the average holding period for program vehicles is shorter than for non-program vehicles. We dispose of our non-program vehicles via auction, dealer-direct and our retail locations. Non-program vehicles disposed of through our retail outlets allow us the opportunity for ancillary revenue, such as warranty and financing, during disposition. We adjust the ratio of program and non-program vehicles in our fleet as needed based on contract negotiations and the economic environment pertaining to our industry.

Seasonality

Our vehicle rental operations are a seasonal business, with decreased levels of business in the winter months and heightened activity during the spring and summer. We have the ability to dynamically manage fleet capacity, the most significant portion of our cost structure, to meet market demand. For instance, to accommodate increased demand,

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

we increase our available fleet and staff during the second and third quarters of the year. As demand declines, fleet and staff are decreased accordingly. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. In addition, our management expects to utilize enhanced process improvements, including utilization initiatives and the use of our information technology systems, to help manage our variable costs. More than half of our typical annual operating costs represent variable costs, while the remaining costs are fixed or semi-fixed. We also maintain a flexible workforce, with a significant number of part-time and seasonal workers. However, certain operating expenses, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs, remain fixed and cannot be adjusted for seasonal demand. Revenues related to our vehicle leasing and fleet management services are generally not seasonal.

2016 Operating Overview

The following provides an overview of our business and financial performance and key factors influencing our results:

•
Old Hertz Holdings successfully completed the previously announced separation of its vehicle rental business and equipment rental business on June 30, 2016, receiving approximately $2.0 billion pursuant to the Separation Agreement, which was used to repay outstanding non-vehicle debt;

•
Total revenues for U.S. RAC for the second quarter of 2016 decreased by 2% as compared to 2015 driven by an 8% decline in Total RPD, partially offset by a 6% increase in transaction days. Total revenues for U.S. RAC for the first half of 2016 decreased by 5% as compared to 2015 driven by a 9% decline in Total RPD, partially offset by a 4% increase in transaction days;

•
Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC increased 10% to $417 million from $380 million for the second quarter of 2016 versus 2015 and increased 4% to $836 million from $801 million for the first half of 2016 versus 2015. Net depreciation per unit per month in U.S. RAC increased 12% to $278 from $248 for the second quarter of 2016 versus 2015 and increased 9% to $290 from $267 for the first half of 2016 versus 2015. The increases are the result of declining residual values on non-program vehicles and higher program vehicle acquisition costs;

•
Total revenues for International RAC decreased 3% and 2% for the second quarter and first half of 2016 versus 2015, respectively. Excluding the impact of foreign currency, total revenues for International RAC decreased $10 million, or 2% for the second quarter 2016 versus 2015, driven by a 2% decrease in Total RPD, on a constant currency basis, on flat transaction days. Excluding the impact of foreign currency, total revenues for International RAC increased $13 million, or 1% for the first half of 2016 versus 2015, driven by flat Total RPD, on a constant currency basis, and a 1% increase in transaction days;

•
Depreciation of revenue earning vehicles and lease charges, net for International RAC decreased 3% to $98 million from $101 million for the second quarter of 2016 versus 2015 and decreased 6% to $184 million from $196 million for the first half of 2016 versus 2015. On a constant currency basis, net depreciation per unit per month for International RAC decreased 4% to $179 from $186 for the second quarter of 2016 versus 2015 and decreased 6% to $186 from $197 for the first half of 2016 versus 2015. The decreases are the result of improved vehicle procurement, vehicle mix changes and optimized remarketing channels;

•
The Company realized cost savings of approximately $100 million in the second quarter 2016 and $170 million for the first half of 2016, reflecting continued progress as part of the Company's three-to-five year margin improvement plan. In addition to vehicle related initiatives, consolidated unit costs for the Company, defined as consolidated direct vehicle and operating and selling, general and administrative expenses per transaction day, decreased $2.23, or 7%, as compared to the second quarter of 2015 and decreased $2.01, or 6%, as compared to the first half of 2015.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	Wrote-off $20 million of deferred financing costs in the second quarter of 2016 as a result of paying off our Senior Term Facility and various vehicle debt refinancings;

•
Recorded $3 million of net impairments and asset write-downs during the second quarter of 2016 and zero in 2015. Recorded $3 million net impairments and asset write-downs during the first half of 2016 compared to $20 million during the first half of 2015;

•
Recorded $19 million and $26 million in finance and information technology transformation costs during the second quarter and first half of 2016, respectively, with no comparable costs in the second quarter and first half of 2015;

•
International RAC's public liability and property damage (“PLPD”) expense increased $20 million in the second quarter 2016 as compared to 2015, due to the adverse experience and case development of historical claims, primarily in the United Kingdom. While the company cannot be assured that additional exposure may not materialize in future quarters, the company has proactively addressed the root cause of the impact and changed its business practices accordingly. The increase in PLPD expense in International RAC was partially offset by a $5 million decrease in PLPD expense in the US RAC segment.

•
Recorded $18 million in restructuring and restructuring related expenses during the second quarter of 2016 compared to $41 million during the second quarter of 2015. Recorded $29 million in restructuring and restructuring related expenses during the first half of 2016 compared to $59 million in 2015. Included in these amounts were $3 million and $7 million in consulting, audit and legal costs associated with the restatement and investigation activities during the second quarter and first half of 2016, respectively, as compared to $13 million and $23 million during the second quarter and first half of 2015, respectively;

•
The Company sold 204 million shares of common stock of CAR Inc., a publicly traded company on the Hong Kong Stock Exchange, in the first quarter of 2016 for net proceeds of approximately $233 million, recognizing a pre-tax gain of $75 million;

•	The Company executed new financings and amended and extended the maturities of several existing financing facilities such that there are no significant maturities of non-vehicle debt until 2019; and

•	In an effort to focus its resources on continuing to grow the Hertz, Dollar and Thrifty brands, the Company substantially transitioned its Firefly operations to its Thrifty brand in the U.S. market.

For more information on the above highlights, see the discussion of our results on a consolidated basis and by segment that follows herein.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions)	2016	2015		2016	2015
Total revenues	$2,270	$2,317	(2)%	$4,253	$4,415	(4)%
Direct vehicle and operating expenses	1,267	1,290	(2)	2,425	2,492	(3)
Depreciation of revenue earning vehicles and lease charges, net	629	597	5	1,245	1,228	1
Selling, general and administrative expenses	234	251	(7)	459	471	(3)
Interest expense, net	174	149	17	325	296	10
Other (income) expense, net	1	(8)	NM	(89)	(1)	NM
Income (loss) from continuing operations, before income taxes	(35)	38	NM	(112)	(71)	58
(Provision) benefit for taxes on income (loss) of continuing operations	7	(25)	NM	32	6	433
Net income (loss) from continuing operations	(28)	13	NM	(80)	(65)	23
Net income (loss) from discontinued operations	(15)	23	NM	(11)	32	NM
Net income (loss)	$(43)	$36	NM	$(91)	$(33)	176
Adjusted pre-tax income (loss)(a)	$55	$118	(53)	$(53)	$77	NM

Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

NM - Not meaningful

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Total revenues decreased $47 million, or 2%, due to a decrease in U.S. RAC revenues of $31 million and a decrease in International RAC revenues of $16 million. Lower U.S. RAC revenues were predominantly the result of lower rental rates. Volume in our U.S. RAC segment increased 3% in our airport business and increased 14% in our off-airport business versus 2015. Excluding the impact of foreign currency, revenues for International RAC decreased $10 million period over period.

The decrease in direct vehicle and operating expenses of $23 million, or 2%, was primarily comprised of a decrease in our U.S. RAC segment of $26 million, due to a $9 million decrease in other direct vehicle and operating expenses, a $9 million decrease in transaction variable expenses, a $4 million decrease in vehicle related expenses and a $4 million decrease in personnel related expenses, as compared to the second quarter of 2015. Direct vehicle and operating expenses increased $9 million, or 3%, in our International RAC segment due to a $20 million increase in PLPD expense due to adverse experience and case development, primarily in the United Kingdom, partially offset by a $9 million decrease in commissions expense due to the termination of a contract in the second quarter 2015. Excluding a $6 million impact of foreign currency, International RAC's direct vehicle and operating expenses increased approximately $15 million, or 5%.

Depreciation of revenue earning vehicles and lease charges, net in the second quarter 2016 increased $32 million compared to the second quarter of 2015 primarily due to a $37 million increase in the U.S. RAC segment, driven by declining residual values and a reduction in the planned hold period of certain vehicles.

Selling, general and administrative expenses (“SG&A”) decreased $17 million, or 7%, in the second quarter of 2016 versus 2015 primarily due to a $12 million decrease in our International RAC segment resulting from $9 million of accruals, expenses, charges, and write-downs recorded in the second quarter of 2015 in connection with the termination of a contract. Our Corporate SG&A expenses decreased $8 million due to a $10 million decrease in general consulting

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

costs and a $10 million decrease in consulting, audit and legal costs associated with the restatement and investigation activities, partially offset by $14 million of finance and information technology transformation costs which are related to initiatives that began in 2016.

Interest expense, net increased $25 million, or 17%, primarily due to a $20 million write-off of deferred financing costs as a result of paying off our Senior Term Facility and various vehicle debt refinancings, and higher interest rates on some of our vehicle debt reflecting an increase in the mix of term debt, partially offset by the impact of lower balances of non-vehicle debt.

We had other income of $1 million in the second quarter 2016 as compared to other expense of $8 million in the second quarter of 2015, which was primarily comprised of our share of earnings from our equity method and joint venture investments. Our investment in CAR Inc. ceased to be accounted for under the equity method in March 2016.

The effective tax rate for the second quarter of 2016 was 20% as compared to 66% in the second quarter of 2015. The effective tax rate for the full fiscal year 2016 is expected to be approximately 47%. The Company recorded a tax benefit of $7 million in the second quarter 2016 as compared to a provision of $25 million in the second quarter 2015. The change was the result of the impact of tax law changes, principally in Louisiana, for approximately $2 million and charges related to the Spin-Off of approximately $2 million recorded in the second quarter of 2016.

Net income (loss) from discontinued operations represents the results of the Old Hertz Holdings equipment rental business as further described in Note 1, "Background" and Note 3, "Discontinued Operations". There was a net loss from discontinued operations of $15 million in the second quarter of 2016 as compared to net income from discontinued operations of $23 million in the second quarter of 2015. The change was primarily due to lower revenues, which were negatively impacted by continuing weakness in upstream oil and gas markets. The results were also impacted by the sale of the France and Spain equipment rental businesses which were sold in October 2015 and costs associated with the Spin-Off, which were $45 million in the second quarter of 2016 and $8 million in the second quarter of 2015.

We had an adjusted pre-tax income of $55 million in the second quarter 2016 compared with adjusted pre-tax income of $118 million in the second quarter 2015. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Six Months Ended June 30, 2016 Compared with Six Months Ending June 30, 2015

Total revenues decreased $162 million, or 4%, due primarily to decreases in U.S. RAC and International RAC revenues of $145 million and $19 million, respectively. Total RPD in our U.S. RAC segment declined 9% driven predominantly by lower rental rates, partially offset by a 4% increase in transaction days. Volume in our U.S. RAC segment increased 2% in our airport business and increased 9% in our off-airport business versus 2015. Excluding a $32 million impact of foreign currency, revenues in our International RAC segment increased $13 million, or 1% during the first half of 2016.

The decrease in direct vehicle and operating expenses of $67 million, or 3%, was primarily due to a decrease in our U.S. RAC segment of $82 million comprised of a $20 million decrease in other direct vehicle and operating expenses, a $15 million decrease in transaction variable expenses, a $25 million decrease in vehicle related expenses and a $22 million decrease in personnel related expenses as compared to the first half of 2015. Partially offsetting the decrease is an increase in International RAC primarily due to a $20 million charge to PLPD expense recorded in the second quarter 2016 due to adverse experience and case development, primarily in the United Kingdom, an $8 million increase in vehicle damage expense and due to the favorable impact of $16 million in 2015 resulting from non-recurring items. These were partially offset by a $10 million decrease in commissions expense due to the termination of a contract in the second quarter 2015, a $3 million decrease in bad debt expense and a $3 million decrease in fuel related expense. Excluding the $23 million impact of foreign currency, direct vehicle and operating expenses for International RAC increased approximately $44 million, or 8%.

Depreciation of revenue earning vehicles and lease charges, net increased $17 million, or 1%, due to a $35 million increase in our U.S. RAC segment due to lower residual values on certain vehicles, partially offset by a decrease of

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$12 million in our International RAC segment driven by improved vehicle procurement, vehicle mix changes and optimized remarketing channels.

Selling, general and administrative expenses (“SG&A”) decreased $12 million, or 3%, in the first half of 2016 compared with 2015. The decrease was due to a $13 million decrease in SG&A expense in our International RAC segment primarily due to $9 million of accruals, expenses, charges, and write-downs recorded in the second quarter of 2015 in connection with the termination of a contract. Our Corporate SG&A expenses decreased $11 million due to a $15 million decrease in general consulting costs and a $16 million decrease in consulting, audit and legal costs associated with the restatement and investigation activities, partially offset by $17 million of finance and information technology transformation costs which are related to initiatives that began in 2016. The decreases in International RAC and Corporate were partially offset by an $11 million increase in SG&A in our U.S. RAC segment primarily driven by finance and information technology transformation costs for the segment of $9 million.

Interest expense, net increased $29 million, or 10%, primarily due to a $20 million write-off of deferred financing costs as a result of paying off our Senior Term Facility and various vehicle debt refinancings, higher interest rates and higher outstanding balances on our vehicle debt driven by increased levels of revenue earning vehicles, partially offset by the impact of lower balances of non-vehicle debt.

Other income of $89 million in the first half of 2016 was primarily comprised of a $75 million gain on the sale of common stock of CAR Inc. and a $9 million settlement gain related to an eminent domain case at one of our U.S. airport locations.

The effective tax rate for the first half of 2016 was 29% as compared to 8% in the first half of 2015. The effective tax rate for the full fiscal year 2016 is expected to be approximately 47%. There was a tax benefit of $32 million in the first half of 2016 as compared to a benefit of $6 million in the first half of 2015. The change was the result of a higher loss from continuing operations before income taxes, the impact of tax law changes, principally in Louisiana, for approximately $2 million and charges related to the Spin-Off of approximately $2 million recorded in the second quarter of 2016.

There was a net loss from discontinued operations of $11 million in the first half of 2016 as compared to net income from discontinued operations of $32 million in the first half of 2015. The change was primarily due to lower revenues which were negatively impacted by continuing weakness in upstream oil and gas markets. The results were also impacted by the sale of the France and Spain equipment rental businesses which were sold in October 2015 and costs associated with the Spin-Off, which were $58 million in the first half of 2016 and $17 million in the first half of 2015.

We had adjusted pre-tax loss of $53 million in the first half 2016 compared with adjusted pre-tax income of $77 million in the first half 2015. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of adjustments on a consolidated basis.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Rental Car

	Three Months Ended June 30,		Percent Increase/(Decrease)		Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2016	2015			2016	2015
Total revenues	$1,584	$1,615	(2)%		$2,990	$3,135	(5)%
Direct vehicle and operating expenses	$916	$942	(3)		$1,786	$1,868	(4)
Depreciation of revenue earning vehicles and lease charges, net	$417	$380	10		$836	$801	4
Income (loss) before income taxes	$104	$153	(32)		$82	$188	(56)
Adjusted pre-tax income (loss)(a)	$143	$195	(27)		$138	$265	(48)
Transaction days (in thousands)(b)	37,190	34,977	6		69,932	67,014	4
Total RPD (in whole dollars)(c)	$42.11	$45.80	(8)		$42.23	$46.41	(9)
Average vehicles(d)	500,000	511,700	(2)		480,100	500,500	(4)
Vehicle utilization(d)	82%	75%	700	bps	80%	74%	600	bps
Revenue per available car day (in whole dollars)(e)	$34.42	$34.40	—		$33.80	$34.33	(2)
Net depreciation per unit per month (in whole dollars)(f)	$278	$248	12		$290	$267	9
Program vehicles as a percentage of average vehicles at period end	12%	29%	N/A		12%	29%	N/A
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
N/A - Not Applicable

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Total U.S. RAC revenues were $1.6 billion in the second quarter of 2016, a decrease of 2% from the second quarter of 2015. An 8% decrease in Total RPD, driven primarily by lower rental rates resulting from competitive pricing pressure in the industry and an increase in weekly versus daily rentals, was partially offset by a 6% increase in transaction days during the quarter. Volume for U.S. RAC increased 3% in our airport business and increased 14% in our off-airport business versus 2015 due primarily to increases in the number of insurance replacement rentals due to vehicle damage as a result of severe weather conditions in the Southwest and due to manufacturers' recalls during the quarter. Off airport revenues comprised 27% of total rental revenues for the segment in the second quarter of 2016 as compared to 24% in the second quarter of 2015. The decrease also reflects the impact of the Easter holiday occurring in the first quarter in 2016 versus the second quarter in 2015.

Direct vehicle and operating expenses for U.S. RAC decreased $26 million, or 3%, primarily comprised of the following:

•	Vehicle related expenses decreased $4 million year over year primarily due to:

◦
Decreased collision and short term maintenance expense of $5 million, driven primarily by process improvements leading to increased customer collections on damage claims and a decrease in the costs to prepare vehicles for turn-back due to a reduction in the number of program vehicles returned to the manufacturer in the second quarter of 2016 versus 2015;

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

◦
Decreased maintenance costs of $6 million due primarily to a reduction in the average age of revenue earning vehicles, thus requiring less maintenance as compared to 2015 and improved pricing through parts and supplier sourcing;

◦
Increases in other vehicle operating costs of $5 million due to fewer pre-delivery inspection credits (credits received from vehicle manufacturers for procedures we perform on new vehicle deliveries) as compared to 2015 when we were completing our fleet refresh. Additionally, there was an increase in vehicle trucking and transportation expenses of $2 million, primarily driven by repositioning of the fleet to respond to the severe weather conditions in the Southwest during the quarter.

•
Personnel related expenses decreased $4 million from the second quarter of 2015, primarily due to decreased benefits expenses driven by a favorable adjustment to the worker's compensation reserve based on experience.

•
Transaction variable expenses decreased $9 million from the second quarter of 2015 primarily due to decreased fuel costs of $11 million driven by lower market fuel pricing, a $7 million decrease in concessions expense as a result of reduced airport revenues, and a decrease in PLPD expense of $5 million, partially offset by an increase in optional insurance liability expense of $13 million.

•
Other direct vehicle and operating expenses decreased $9 million from the second quarter of 2015, primarily due to information technology cost savings resulting from the previously announced initiatives.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the three and six months ended June 30, 2016 and 2015, depreciation rates being used to compute the provision for depreciation of revenue earning vehicles were adjusted on certain vehicles in our rental operations to reflect changes in the estimated residual values to be realized when revenue earning vehicles are sold. These depreciation rate changes in our U.S. RAC operations resulted in a net increase in depreciation expense of $12 million and $13 million based on the reviews completed during the second quarter of 2016 and 2015. The rate changes reflect declining residual values and a reduction in the planned hold period of certain vehicles.

Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC increased $37 million, or 10% when compared with the second quarter of 2015. The increases year over year are primarily the result of declining residual values on non-program vehicles and higher program vehicle acquisition costs. Net depreciation per unit per month increased to $278 in the second quarter of 2016 compared to $248 in the second quarter of 2015, partially offset by a 700 basis point improvement in vehicle utilization driven primarily by disciplined capacity and vehicle management that enabled a 2% year over year decline in US RAC average vehicles for the period.

U.S. RAC had income before income taxes of $104 million in the second quarter of 2016, compared to income before income taxes of $153 million in the prior year period. The decrease was driven by the impact of lower revenues and increased depreciation expense as discussed above, partially offset by the impact of lower direct vehicle and operating expenses.

U.S. RAC had adjusted pre-tax income of $143 million in the second quarter of 2016, compared to adjusted pre-tax income of $195 million in the second quarter of 2015. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Total U.S. RAC revenues were $3.0 billion in the first half of 2016, a decrease of 5% from the first half of 2015. Total RPD declined 9% driven predominantly by lower rental rates as a result of competitive pressure in the industry and an increase in weekly versus daily rentals, partially offset by a 4% increase in transaction days. Volume for U.S. RAC increased 2% in our airport business and increased 9% in our off-airport business versus 2015 due primarily to increases

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

in the number of insurance replacement rentals due to vehicle damage as a result of severe weather conditions in the Southwest and due to manufacturers' recalls during the second quarter 2016, partially offset by the impact of airport rental volume declines and off-airport store closures in the second quarter 2015. Off airport revenues comprised 27% of total revenues for the segment in the first half of 2016 and 25% for 2015.

Direct vehicle and operating expenses for U.S. RAC decreased $82 million, or 4%, primarily comprised of the following:

•	Vehicle related expenses decreased $25 million year over year primarily due to:

◦
Decreased collision and short term maintenance expense of $13 million driven primarily by process improvements leading to increased customer collections on damage claims and a decrease in the costs to prepare vehicles for turn-back due to a reduction in the number of program vehicles returned to the manufacturer year over year;

◦
Decreased maintenance costs of $12 million due primarily to a reduction in the average age of our revenue earning vehicles, thus requiring less maintenance as compared to 2015 and improved pricing through parts and supplier sourcing.

•
Personnel related expenses decreased $22 million as compared to the first half of 2015 primarily due to centralization of workforce management, an $11 million improvement in benefits expenses, resulting from a decrease in worker's compensation reserves based on experience, and a $6 million decrease in incentive expenses.

•
Transaction variable expenses decreased $15 million from the first half of 2015 primarily due to decreased fuel costs of $19 million driven by lower market fuel pricing and a $13 million decrease in concessions expense as a result of reduced airport revenues, partially offset by increased optional insurance liability expense of $17 million.

•

•
Other direct vehicle and operating expenses decreased $20 million from the first half of 2015 primarily due to a net $15 million of information technology cost savings resulting from the previously announced initiatives.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the first half of 2016 and 2015, depreciation rates being used to compute the provision for depreciation of revenue earning vehicles were adjusted on certain vehicles in our rental operations to reflect changes in the estimated residual values to be realized when revenue earning vehicles are sold. Based on the quarterly reviews completed during the first half of 2016 and 2015, depreciation rate changes in our U.S. RAC operations resulted in a net increase in depreciation expense of $45 million and $57 million, respectively. The rate changes reflect declining residual values and a reduction in the planned hold period of certain vehicles.

Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC increased by $35 million, or 4% when compared with the first half of 2015. The increases year over year are primarily the result of declining residual values on non-program vehicles and higher program vehicle acquisition costs. Net depreciation per unit per month increased to $290 in the first half of 2016 as compared to $267 in the first half of 2015, partially offset by a 600 basis point improvement in vehicle utilization driven primarily by disciplined capacity and vehicle management that enabled a 4% year over year decline in US RAC average vehicles for the period.

Income before income taxes for U.S. RAC decreased $106 million, or 56%, from the first half of 2015 due primarily to the impact of lower revenues and increased depreciation expense on our revenue earning vehicles, partially offset by decreased direct vehicle and operating expenses as discussed above.

U.S. RAC had adjusted pre-tax income of $138 million in the first half of 2016, compared to $265 million in the first half of 2015. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of these adjustments on a consolidated basis.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International Rental Car

	Three Months Ended June 30,		Percent Increase/(Decrease)		Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2016	2015			2016	2015
Total revenues	$540	$556	(3)%		$973	$992	(2)%
Direct vehicle and operating expenses	$341	$332	3		$620	$599	4
Depreciation of revenue earning vehicles and lease charges, net	$98	$101	(3)		$184	$196	(6)
Income (loss) before income taxes	$29	$36	(19)		$27	$38	(29)
Adjusted pre-tax income (loss)(a)	$34	$45	(24)		$36	$52	(31)
Transaction days (in thousands)(b)	12,511	12,523	—		22,613	22,298	1
Total RPD (in whole dollars)(c)	$42.04	$42.72	(2)		$42.45	$42.56	—
Average vehicles(d)	178,600	173,700	3		163,300	158,800	3
Vehicle utilization(d)	77%	79%	(200)	bps	76%	78%	(200)	bps
Revenue per available car day (in whole dollars)(e)	$32.36	$33.85	(4)		$32.30	$33.02	(2)
Net depreciation per unit per month (in whole dollars)(f)	$179	$186	(4)		$186	$197	(6)
Program vehicles as a percentage of average vehicles at period end	45%	46%	N/A		45%	46%	N/A

Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
N/A - Not Applicable

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Total revenues for International RAC decreased $16 million, or 3%, when compared with the prior-year period. Excluding a $6 million impact of foreign currency, total revenues decreased $10 million, or 2%, driven by a 2% decrease in Total RPD, on a constant currency basis, and flat transaction days. The decrease also reflects the impact of the Easter holiday occurring in the first quarter in 2016 versus the second quarter in 2015.

Direct vehicle and operating expenses for International RAC increased $9 million, or 3%, from the prior year, primarily due to a $20 million increase in PLPD expense due to adverse experience and case development, primarily in the United Kingdom, partially offset by a $9 million decrease in commissions expense due to the termination of a contract in the second quarter 2015. Excluding a $6 million impact of foreign currency, direct vehicle and operating expenses increased approximately $15 million, or 5%.

Depreciation of revenue earning vehicles and lease charges, net for International RAC decreased $3 million, or 3%, from the second quarter of 2015. Excluding the $1 million impact of foreign currency, depreciation of revenue earning vehicles and lease charges, net decreased $2 million, or 2%. Net depreciation per unit per month decreased 4% to $179 from $186 year over year, excluding currency effects on a constant currency basis, due to improved vehicle procurement, vehicle mix changes and optimized remarketing channels, partially offset by a 3% increase in average vehicles.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International RAC had income before income taxes of $29 million in the second quarter 2016 as compared to income of $36 million in 2015 due to the factors discussed above as well as a $12 million decrease in SG&A expense primarily due to $9 million of accruals, expenses, charges, and write-downs recorded in the second quarter of 2015 in connection with the termination of a contract.

Adjusted pre-tax income was $34 million for International RAC in the second quarter of 2016 as compared to $45 million in the second quarter of 2015. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Total revenues for International RAC decreased $19 million, or 2%, as compared with the prior-year period. Excluding a $32 million impact of foreign currency, revenues increased $13 million, or 1% during the first half of 2016, driven by a 1% increase in transaction days while Total RPD for the segment, on a constant currency basis, was flat.

Direct vehicle and operating expenses for International RAC increased $21 million, or 4%, from the prior year period, primarily due to an increase in PLPD expense of $24 million due primarily to a second quarter 2016 charge of $20 million resulting from adverse experience and case development, primarily in the United Kingdom, an $8 million increase in vehicle damage expense and due to the favorable impact of $16 million in 2015 resulting from non-recurring items. These were partially offset by a $10 million decrease in commissions expense due to the termination of a contract in the second quarter 2015, a $3 million decrease in bad debt expense and a $3 million decrease in fuel related expense. Excluding the $23 million impact of foreign currency, direct vehicle and operating expenses increased approximately $44 million, or 8%.

Depreciation of revenue earning vehicles and lease charges, net for International RAC decreased $12 million, or 6% from the first half of 2015. Excluding the $6 million impact of foreign currency, depreciation of revenue earning vehicles and lease charges, net decreased $6 million, or 3%. Net depreciation per unit per month decreased 6% to $186 from $197 year over year, excluding currency effects on a constant currency basis, due to improved vehicle procurement, vehicle mix changes and optimized remarketing channels, partially offset by a 3% increase in average vehicles.

Income before income taxes for International RAC was $27 million in the first half of 2016 as compared to $38 million in 2015 due to the factors discussed above as well as a $13 million decrease in SG&A expense in 2016, primarily due to $9 million of accruals, expenses, charges, and write-downs recorded in the second quarter of 2015 in connection with the termination of a contract.

Adjusted pre-tax income for International RAC was $36 million in the first half of 2016 as compared to $52 million in the first half of 2015. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

The recent terror attacks in Europe in 2016 are having a negative impact on the travel sector and particularly international inbound travel into Europe. Specifically, we had negative growth in our Europe operations of 5% in our inbound leisure business in the second quarter 2016 as compared to the second quarter of 2015, while we grew at 10% year over year in the first quarter of 2016 and 13% in the full year 2015. We expect the impact to continue in the third quarter 2016, our strongest quarter of the year, and negatively impact our full year 2016 operating results for Europe by approximately $10 million to $15 million, on a constant currency basis. Additionally, while it is too early to determine what, if any, impact, the United Kingdom’s vote in June 2016 to leave the European Union will have on our business, we have seen no material impact to date and will continue to monitor the situation.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

All Other Operations

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions)	2016	2015		2016	2015
Total revenues	$146	$146	—%	$290	$288	1%
Direct vehicle and operating expenses	$6	$6	—	$11	$11	—
Depreciation of revenue earning vehicles and lease charges, net	$114	$116	(2)	$225	$231	(3)
Income (loss) before income taxes	$14	$14	—	$30	$25	20
Adjusted pre-tax income (loss)(a)	$17	$17	—	$35	$31	13
Average vehicles - Donlen	166,900	165,600	1	166,900	167,100	—
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Our Donlen operations had comparable results in the second quarter of 2016 as compared with the second quarter of 2015 and favorable results for the first half of 2016 compared to 2015 due primarily to increased revenues and decreased depreciation expense, due in part to lower average vehicles.

Footnotes to the Results of Operations and Selected Operating Data by Segment Tables

(a)
Adjusted pre-tax income (loss) is a Non-GAAP measure that is calculated as income (loss) from continuing operations before income taxes plus certain non-cash purchase accounting charges, debt-related charges relating to the amortization and write-off of debt financing costs and debt discounts and certain one-time charges and nonoperational items. Adjusted pre-tax income (loss) is important to management because it allows management to assess operational performance of our business, exclusive of the items mentioned above. It also allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally. When evaluating our operating performance, investors should not consider adjusted pre-tax income (loss) in isolation of, or as a substitute for, measures of our financial performance, such as net income (loss) from continuing operations or income (loss) from continuing operations before income tax. The contribution of our reportable segments to adjusted pre-tax income and reconciliation to the most comparable consolidated GAAP measure are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Adjusted pre-tax income (loss):
U.S. Rental Car	$143	$195	$138	$265
International Rental Car	34	45	36	52
All Other Operations	17	17	35	31
Total reportable segments	194	257	209	348
Corporate(1)	(139)	(139)	(262)	(271)
Consolidated adjusted pre-tax income (loss)	55	118	(53)	77
Adjustments:
Acquisition accounting(2)	(18)	(23)	(34)	(45)
Debt-related charges(3)	(12)	(15)	(25)	(29)
Loss on extinguishment of debt(4)	(20)	—	(20)	—
Restructuring and restructuring related charges(5)	(18)	(41)	(29)	(59)
Sale of CAR Inc. common stock(6)	—	—	75	—
Impairment charges and asset write-downs(7)	(3)	—	(3)	(9)
Finance and information technology transformation costs(8)	(19)	—	(26)	—
Other(9)	—	(1)	3	(6)
Income (loss) from continuing operations before income taxes	$(35)	$38	$(112)	$(71)

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(1)	Represents general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)
Represents incremental expense associated with amortization of other intangible assets, depreciation of property and other equipment and accretion of revalued liabilities relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred debt financing costs and debt discounts and premiums.

(4)	Represents the write-off of deferred debt financing costs in the second quarter of 2016 as a result of paying off the Senior Term Facility and various vehicle debt refinancings.

(5)
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

(6)	Represents the pre-tax gain on the sale of CAR Inc. common stock.

(7)	In the first half of 2015, primarily represents a $6 million impairment on the former Dollar Thrifty headquarters in Tulsa, Oklahoma.

(8)
Represents external costs associated with the Company’s finance and information technology transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company’s systems and processes. In the three months ended June 30, 2016, $5 million was incurred by U.S. RAC and $14 million was incurred by Corporate and in the six months ended June 30, 2016, $9 million was incurred by U.S. RAC and $17 million was incurred by Corporate.

(9)
Includes miscellaneous and non-recurring items including but not limited to acquisition charges, integration charges, and other non-cash items. For the six months ended June 30, 2016, also includes a settlement gain related to one of our airport locations. In the 2015 periods, includes charges incurred in connection with relocating the Company's corporate headquarters to Estero, Florida.

(b)
Transaction days represent the total number of 24-hour periods, with any partial period counted as one transaction day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one transaction day in a 24-hour period. Late in the third quarter of 2015 the Company fully integrated the Dollar Thrifty and Hertz counter systems and as a result aligned the transaction day calculation in the Hertz system. As a result of this alignment, Hertz determined that there was an impact to the calculation. Hertz expects that transaction days for the U.S. RAC segment will increase by approximately 1% prospectively relative to the historic calculations through the third quarter of 2016.

(c)
Total RPD is a Non-GAAP measure that is calculated as total revenue less ancillary retail vehicle sales revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is useful in analyzing underlying trends. This statistic is important to our management and investors as it represents a measurement of the changes in underlying pricing in the vehicle rental business and encompasses the elements in vehicle rental pricing that management has the ability to control.

The following tables reconcile our rental car segment revenues to our total rental revenue and total revenue per transaction day (based on December 31, 2015 foreign exchange rates) for the three and six months ended June 30, 2016 and 2015 ($ in millions, except for Total RPD):

	U.S. Rental Car		International Rental Car
	Three Months Ended June 30,
($ in millions, except as noted)	2016	2015	2016	2015
Revenues	$1,584	$1,615	$540	$556
Ancillary retail vehicle sales revenue	(18)	(13)	—	—
Foreign currency adjustment	—	—	(14)	(21)
Total rental revenue	$1,566	$1,602	$526	$535
Transaction days (in thousands)	37,190	34,977	12,511	12,523
Total RPD (in whole dollars)	$42.11	$45.80	$42.04	$42.72

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	U.S. Rental Car		International Rental Car
	Six Months Ended June 30,
($ in millions, except as noted)	2016	2015	2016	2015
Revenues	$2,990	$3,135	$973	$992
Ancillary retail vehicle sales revenue	(37)	(25)	—	—
Foreign currency adjustment	—	—	(13)	(43)
Total rental revenue	$2,953	$3,110	$960	$949
Transaction days (in thousands)	69,932	67,014	22,613	22,298
Total RPD (in whole dollars)	$42.23	$46.41	$42.45	$42.56

(d)
Average vehicles is determined using a simple average of the number of vehicles at the beginning and end of a given period. Among other things, average vehicles is used to calculate our vehicle utilization which represents the portion of our vehicles that are being utilized to generate revenue. Vehicle utilization is calculated by dividing total transaction days by available car days.

	U.S. Rental Car		International Rental Car
	Three Months Ended June 30,
	2016	2015	2016	2015
Transaction days (in thousands)	37,190	34,977	12,511	12,523
Average vehicles	500,000	511,700	178,600	173,700
Number of days in period	91	91	91	91
Available car days (in thousands)	45,500	46,565	16,253	15,807
Vehicle utilization	82%	75%	77%	79%

	U.S. Rental Car		International Rental Car
	Six Months Ended June 30,
	2016	2015	2016	2015
Transaction days (in thousands)	69,932	67,014	22,613	22,298
Average vehicles	480,100	500,500	163,300	158,800
Number of days in period	182	181	182	181
Available car days (in thousands)	87,378	90,591	29,721	28,743
Vehicle utilization	80%	74%	76%	78%

(e)
Revenue per available car day is calculated as total revenues less ancillary retail vehicle sales revenue, divided by available car days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is appropriate so as not to affect the comparability of underlying trends. This metric is important to our management and investors as it represents a measurement of the changes in underlying pricing in the vehicle rental business and provides a measure of revenue production relative to overall capacity.

The following tables reconcile our rental car segments' total rental revenues to our revenue per available car day (based on December 31, 2015 foreign exchange rates) for the three and six months ended June 30, 2016 and 2015:

	U.S. Rental Car		International Rental Car
	Three Months Ended March 31,
($ in millions, except as noted)	2016	2015	2016	2015
Total rental revenue	$1,566	$1,602	$526	$535
Available car days (in thousands)	45,500	46,565	16,253	15,807
Revenue per available car day (in whole dollars)	$34.42	$34.40	$32.36	$33.85

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	U.S. Rental Car		International Rental Car
	Six Months Ended June 30,
($ in millions, except as noted)	2016	2015	2016	2015
Total rental revenue	$2,953	$3,110	$960	$949
Available car days (in thousands)	87,378	90,591	29,721	28,743
Revenue per available car day (in whole dollars)	$33.80	$34.33	$32.30	$33.02

(f)
Net depreciation per unit per month is a non-GAAP measure that is calculated by dividing depreciation of revenue earning vehicles and lease charges, net by the average vehicles in each period and then dividing by the number of months in the period reported, with all periods adjusted to eliminate the effect of fluctuations in foreign currency. Our management believes eliminating the effect of fluctuations in foreign currency is useful in analyzing underlying trends. Net depreciation per unit per month represents the amount of average depreciation expense and lease charges, net per vehicle per month. The tables below reconcile this non-GAAP measure to its most comparable GAAP measure, which is depreciation of revenue earning vehicles and lease charges, net, (based on December 31, 2015 foreign exchange rates) for the periods shown:

	U.S. Rental Car		International Rental Car
	Three Months Ended June 30,
($ in millions, except as noted)	2016	2015	2016	2015
Depreciation of revenue earning vehicles and lease charges	$417	$380	$98	$101
Foreign currency adjustment	—	—	(2)	(4)
Adjusted depreciation of revenue earning vehicles and lease charges, net	$417	$380	$96	$97
Average vehicles	500,000	511,700	178,600	173,700
Adjusted depreciation of revenue earning vehicles and lease charges, net divided by average vehicles (in whole dollars)	$834	$743	$538	$558
Number of months in period	3	3	3	3
Net depreciation per unit per month (in whole dollars)	$278	$248	$179	$186

	U.S. Rental Car		International Rental Car
	Six Months Ended June 30,
($ in millions, except as noted)	2016	2015	2016	2015
Depreciation of revenue earning vehicles and lease charges	$836	$801	$184	$196
Foreign currency adjustment	—	—	(2)	(8)
Adjusted depreciation of revenue earning vehicles and lease charges, net	$836	$801	$182	$188
Average vehicles	480,100	500,500	163,300	158,800
Adjusted depreciation of revenue earning vehicles and lease charges, net divided by average vehicles (in whole dollars)	$1,741	$1,600	$1,115	$1,184
Number of months in period	6	6	6	6
Net depreciation per unit per month (in whole dollars)	$290	$267	$186	$197

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the U.S. and internationally.

As of June 30, 2016, we had $1.3 billion of cash and cash equivalents, of which a portion was used in July 2016 to repay $700 million in principal amount of the 7.50% Senior Notes due 2018. As of June 30, 2016, we had $318 million of restricted cash. Of these amounts as of June 30, 2016, $307 million of cash and cash equivalents and $40 million of restricted cash was held by our subsidiaries outside of the United States, Canada and Puerto Rico. Repatriation of some of these funds under current regulatory and tax law for use in domestic operations would expose us to additional

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

taxes. Except for repatriation of some income previously taxed in the U.S., we consider this cash to be permanently reinvested. In the second quarter of 2016, we changed our assertion with respect to previously taxed income and made a distribution of previously taxed income which resulted in minimal tax impact from foreign exchange.

We believe that cash and cash equivalents generated by our U.S. operations, cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the U.S. capital markets, will be sufficient to fund operating requirements in the U.S. for the foreseeable future.

Cash Flows

As of June 30, 2016, we had cash and cash equivalents of $1.3 billion, an increase of $811 million from $474 million as of December 31, 2015. The following table summarizes the net change in cash and cash equivalents for the periods shown:

	Six Months Ended June 30,
(In millions)	2016	2015	$ Change
Cash provided by (used in):
Operating activities	$1,014	$1,161	$(147)
Investing activities	(1,929)	(2,868)	939
Financing activities	1,718	1,777	(59)
Effect of exchange rate changes	8	(16)	24
Net change in cash and cash equivalents	$811	$54	$757

During the six months ended June 30, 2016, we generated $147 million less cash from operating activities compared with the same period in 2015. The decrease was primarily related to a $114 million reduction in net income from continuing operations excluding non-cash items, and a $33 million change in working capital period over period.

Our primary use of cash in investing activities is for the acquisition of revenue earning vehicles, see "Capital Expenditures" below. During the six months ended June 30, 2016, we used $939 million less cash for investing activities compared with the same period in 2015 primarily due to a decrease in revenue earning vehicle expenditures of $371 million and an increase in proceeds from disposals of revenue earning vehicles of $352 million which resulted in 4% lower average vehicles in the U.S business. Additionally, we received proceeds of $233 million from the sale of common stock of CAR Inc. during the first half ended June 30, 2016. See Note 4, "Acquisitions and Divestitures."

During the first half ended June 30, 2016, cash provided by financing activities decreased by $59 million compared with the same period in 2015. The decrease was primarily due to a $2,151 million decrease in net borrowings offset by transfers from discontinued entities of $2,122 million.

The effect of exchange rates on our cash during the first half ended June 30, 2016 was an increase in cash of $8 million as compared to a reduction in cash of $16 million during the first half ended June 30, 2015.

Financing

Our primary liquidity needs include servicing of vehicle and non-vehicle debt, the payment of operating expenses and capital projects and purchases of revenue earning vehicles to be used in our operations. Our primary sources of funding are operating cash flows, cash received on the disposal of revenue earning vehicles, borrowings under our revolving credit facilities and access to the credit markets.

As of June 30, 2016, we had $15,392 million of total indebtedness outstanding. Cash paid for interest during the first half ended June 30, 2016, was $115 million for interest on vehicle debt and $167 million for interest on non-vehicle debt. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations, capital expenditures and acquisitions. Substantially all of our revenue earning vehicles and certain related assets are owned by special purpose entities, or are encumbered

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

in favor of our lenders under our various credit facilities, other secured financings and asset-backed securities programs. None of such assets are available to satisfy the claims of our general creditors. For further information on our indebtedness, see Note 6, "Debt," to the Notes to our condensed consolidated financial statements included in this Report on Form 10‑Q for more information.

Our liquidity as of June 30, 2016 consisted of cash and cash equivalents, unused commitments under our Senior RCF and unused commitments under our vehicle debt, see "Borrowing Capacity and Availability" below. The Company’s practice is to maintain sufficient liquidity through cash from operations, credit facilities and other financing arrangements, to mitigate any adverse effect on its operations resulting from adverse financial market conditions.

We believe that cash generated from operations, cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us, will be adequate to permit us to meet our debt maturities over the next twelve months.

Transactions with Related Parties

In November 2015, the Company signed a master loan agreement with Old Hertz Holdings for a facility size of $650 million with an expiration in November 2016 (the "Old Master Loan"). Prior to the Spin-Off on June 30, 2016, the board of directors of the Company approved, and Hertz paid, a non-cash dividend to Hertz Investors, Inc. consisting of the full rights to the receivable due from Old Hertz Holdings under the Old Master Loan in the amount of $334 million plus accrued interest. Hertz Investors, Inc. declared and paid the same dividend to Old Hertz Holdings; thereby settling the amount receivable from Old Hertz Holdings.

On June 30, 2016, the Company signed a master loan agreement with Hertz Global for a facility size of $425 million with an expiration in June 2017 (the "Master Loan"). The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. There were no amounts outstanding under the Master Loan as of June 30, 2016.

2016 Financing Activities

During the first half of 2016 we had the following financing activities which are more fully disclosed in Note 6, "Debt," to the Notes to our condensed consolidated financial statements included in this Report:

Non-Vehicle Debt

Senior Credit Facilities

In June 2016, in connection with the Spin-Off, the Senior Term Facility and the Senior ABL Facility were terminated.

Senior Facilities

In June 2016, in connection with the Spin-Off, Hertz entered into the Senior Term Loan, with a $700 million initial principal balance, and the Senior RCF, a $1.7 billion revolving credit facility.

The proceeds from the Senior Term Loan, together with available cash, were used to redeem Hertz’s 7.50% Senior Notes in July 2016 as further described in Note 19, "Subsequent Events," to the Notes to our condensed consolidated financial statements included in this Report. The proceeds from the Senior RCF will be used to finance the Company’s operations. As of June 30, 2016, no amounts were outstanding under the Senior RCF.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Vehicle Debt

HVF II U.S. Vehicle Variable Funding Notes

In June 2016, HVF II terminated $1.8 billion of commitments under the HVF II Series 2014-A Notes, terminated $20 million of commitments under the HVF II Series 2013-B Notes and transitioned approximately $500 million of commitments available under the HVF II Series 2013-B Notes to the HVF II Series 2013-A Notes.

The net proceeds from the sale of the HVF II Series 2016-3 Notes and HVF II Series 2016-4 Notes as further described below, together with available cash, were used to repay approximately $820 million of the outstanding principal amount of the HVF II Series 2014-A Notes.

The net proceeds from the issuance of the HVF II Series 2016-1 Notes and HVF II Series 2016-2 Notes as further described below, together with available cash, were used to repay approximately $741 million of the outstanding principal amount of the HVF II Series 2014-A Notes and approximately $264 million of the outstanding principal amount of the HVF II Series 2013-A Notes.

HVF II U.S. Vehicle Medium Term Notes

In June 2016, HVF II issued the HVF II Series 2016-3 Notes and the HVF II Series 2016-4 Notes in an aggregate principal amount of approximately $848 million. An affiliate of HVF II purchased the Class D Notes of each such series, and as a result approximately $48 million of the aggregate principal amount is eliminated in consolidation.

In February 2016, HVF II issued HVF II Series 2016-1 Notes and HVF II Series 2016-2 Notes in an aggregate principal amount of approximately $1.1 billion. An affiliate of HVF II purchased the Class D Notes of each such series, and as a result approximately $61 million of the aggregate principal amount is eliminated in consolidation.

HFLF Medium Term Notes

In April 2016, HFLF issued the HFLF Series 2016-1 Notes in an aggregate principal amount of $400 million. An affiliate of HFLF purchased the Class E Notes of such series, and as a result approximately $15 million of the aggregate principal amount is eliminated in consolidation.

The net proceeds from the issuance of the HFLF Series 2016-1 Notes, together with available cash, were used to repay $400 million of amounts then-outstanding under the HFLF Series 2013-2 Notes.

U.S. Vehicle RCF

In June 2016, in connection with the Spin-Off, Hertz executed the $200 million U.S. Vehicle RCF. The proceeds will be used to finance certain of Hertz’s operations and replenish the funds used to pay-off Hertz’s U.S. Vehicle Financing Facility.

U.S. Vehicle Financing Facility

In June 2016, in anticipation of the Spin-Off, the U.S. Vehicle Financing Facility was terminated. Vehicles that, prior to the Spin-Off, would have been financed under the U.S. Vehicle Financing Facility will be financed under the U.S. Vehicle RCF or the HVF II U.S. ABS Program going forward, as applicable.

European Revolving Credit Facility

In June 2016, HHN BV amended the European Revolving Credit Facility to provide for aggregate maximum borrowings of up to €340 million during the peak season, for a seasonal commitment period through December 2016. Following

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the expiration of the seasonal commitment period, aggregate maximum borrowings available under the European Revolving Credit Facility will revert to up to €250 million.

European Securitization

In June 2016, the Company amended certain terms of the European Securitization to provide for, among other things, aggregate maximum borrowings (subject to borrowing base availability) of up to €460 million and an extension of the maturity from October 2017 to October 2018.

Brazilian Vehicle Financing Facility
In April 2016, we entered into an agreement pursuant to which the maturity of the Brazilian Vehicle Financing Facility was extended from April 2016 to October 2016.

Capitalized Leases-U.K. Leveraged Financing

In June 2016, the U.K. Leveraged Financing was amended to provide for aggregate maximum leasing capacity of up to £300 million during the peak season, for a seasonal commitment period through October 2016. Following the expiration of the seasonal commitment period, aggregate maximum borrowings available under the U.K Leveraged Financing will revert up to £250 million.

Due to the changes to our aggregate indebtedness at June 30, 2016, primarily resulting from the Spin-Off, we have provided later in this MD&A an update to the contractual obligations from those reported in Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2015 Form 10‑K.

In July 2016, Moody’s Investors Service (“Moody’s”) published a request for comment regarding proposed changes to its methodology for rating rental fleet securitizations.  If Moody’s implements the changes as proposed, one or more senior tranches of our outstanding series of HVF II U.S. Vehicle Medium Term Notes and/or HVF U.S. Vehicle Medium Term Notes could be downgraded by Moody’s as a result of Moody’s application of its new methodology to such outstanding series of notes. To the extent Moody’s, in its sole discretion, downgrades any such tranches of notes, the Company does not have any contractual obligation under the documentation governing such notes to take any actions.  Notwithstanding the foregoing, after evaluating the impact of the application of Moody’s final published changes to its methodology, the Company may, based upon the best information available to it at the time, decide to take actions to restore the ratings to their prior levels, including causing an increase in the credit enhancement, cash collateral, and/or other liquid reserves relating to such notes. The aforementioned potential rating actions relate solely to certain of our securitization debt and not our corporate ratings or ratings on any of our non-vehicle debt.

Borrowing Capacity and Availability

Our borrowing capacity and availability comes from our "revolving credit facilities," which are a combination of variable funding asset-backed securitization facilities, cash-flow-based revolving credit facilities and asset-based revolving credit facilities. Creditors under each such asset-backed securitization facility and asset-based revolving credit facility have a claim on a specific pool of assets as collateral. Our ability to borrow under each such asset-backed securitization facility and asset-based revolving credit facility is a function of, among other things, the value of the assets in the relevant collateral pool. With respect to each such asset-backed securitization facility and asset-based revolving credit facility, we refer to the amount of debt we can borrow given a certain pool of assets as the borrowing base.

We refer to "Remaining Capacity" as the maximum principal amount of debt permitted to be outstanding under the respective facility (i.e., with respect to a variable funding asset-backed securitization facility or asset-based revolving credit facility, the amount of debt we could borrow assuming we possessed sufficient assets as collateral) less the principal amount of debt then-outstanding under such facility. With respect to a variable funding asset-backed securitization facility or asset-based revolving credit facility, we refer to "Availability Under Borrowing Base Limitation" as the lower of Remaining Capacity or the borrowing base less the principal amount of debt then-outstanding under such facility (i.e., the amount of debt that can be borrowed given the collateral possessed at such time). With respect

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

to the Senior RCF, "Availability Under Borrowing Base Limitation" is the same as "Remaining Capacity" since borrowings under the Senior RCF are not subject to a borrowing base.

As of June 30, 2016, the following facilities were available to us:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
Senior RCF	$1,094	$1,094
Total Non-Vehicle Debt	1,094	1,094
Vehicle Debt
U.S. Vehicle RCF	—	—
HVF II U.S. Vehicle Variable Funding Notes	613	—
HFLF Variable Funding Notes	325	—
European Revolving Credit Facility	—	—
European Securitization	94	—
Canadian Securitization	16	—
Australian Securitization	96	2
Capitalized Leases	16	8
Total Vehicle Debt	1,160	10
Total	$2,254	$1,104

Letters of Credit

As of June 30, 2016, there were outstanding standby letters of credit totaling $618 million. Such letters of credit have been issued primarily to support the Company's vehicle rental concessions and leaseholds and its insurance programs as well as to provide credit enhancement for its asset-backed securitization facilities. Of this amount $606 million was issued under the Senior RCF, which has a $1 billion letter of credit sublimit, resulting in $394 million of availability under such sublimit. As of June 30, 2016, none of the letters of credit have been drawn upon.

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

Certain of our other debt instruments and credit facilities (including the Senior Facilities) contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, share repurchases or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of their business, make capital expenditures, or engage in certain transactions with certain affiliates.

The Senior RCF contains a financial maintenance covenant, which is a maximum consolidated total net corporate leverage ratio, as defined in the Senior RCF, and is only applicable to the Senior RCF.  Hertz’s consolidated total net

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

corporate leverage ratio as of the last day of any fiscal quarter, commencing with September 30, 2016, may not exceed the ratios indicated below:

Fiscal Quarter(s) Ending	Maximum Ratio
September 30, 2016	5.25 to 1.00
December 31, 2016 through March 31, 2017	4.75 to 1.00
June 30, 2017 through September 30, 2017	5.25 to 1.00
December 31, 2017	4.75 to 1.00
March 31, 2018	4.50 to 1.00
June 30, 2018 through September 30, 2018	5.00 to 1.00
December 31, 2018 through March 31, 2019	4.50 to 1.00
June 30, 2019 through September 30, 2019	5.00 to 1.00
December 31, 2019 through March 31, 2020	4.50 to 1.00
June 30, 2020 through September 30, 2020	5.00 to 1.00
December 31, 2020 through March 31, 2021	4.50 to 1.00

We are in compliance with our covenants as of June 30, 2016. For a discussion of the risks associated with our significant indebtedness, see Item 1A, "Risk Factors" in this Report.

Capital Expenditures

The table below sets forth the revenue earning vehicles and capital asset expenditures and related disposal proceeds for the periods shown:

	Revenue Earning Vehicles			Capital Assets, Non-Vehicle
Cash inflow (cash outflow)(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2016
First Quarter	$(3,590)	$2,967	$(623)	$(46)	$19	$(27)
Second Quarter	(3,678)	2,201	(1,477)	(26)	20	(6)
Total	$(7,268)	$5,168	$(2,100)	$(72)	$39	$(33)
2015
First Quarter	$(3,317)	$2,227	$(1,090)	$(66)	$18	$(48)
Second Quarter	(4,322)	2,589	(1,733)	(55)	26	(29)
Total	$(7,639)	$4,816	$(2,823)	$(121)	$44	$(77)

The table below sets forth net capital expenditures for revenue earning vehicles by segment for the periods shown:

	Six Months Ended June 30,
(In millions)	2016	2015	$ Change	% Change
Revenue earning vehicle expenditures, net
U.S. Rental Car	$(1,309)	$(1,911)	$602	(32)%
International Rental Car	(543)	(621)	78	(13)
All Other Operations	(248)	(291)	43	(15)
Total	$(2,100)	$(2,823)	$723	(26)

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The table below sets forth capital asset expenditures net of disposal proceeds, by segment for the periods shown:

	Six Months Ended June 30,
(In millions)	2016	2015	$ Change	% Change
Capital asset expenditures, non-vehicle, net
U.S. Rental Car	$(17)	$(16)	$(1)	6%
International Rental Car	(7)	(19)	12	(63)
All Other Operations	(2)	(2)	—	—
Corporate	(7)	(40)	33	(83)
Total	$(33)	$(77)	$44	(57)

CONTRACTUAL OBLIGATIONS

Material changes to our aggregate indebtedness, primarily resulting from the Spin-Off, are described in Part I, Item I, Note 6, "Debt," to the Notes to our condensed consolidated financial statements included in this Report. These changes result in contractual obligations at June 30, 2016 for debt and related interest as follows:

		Payments Due by Period
(in millions)	Total	2016		2017 to 2018		2019 to 2020	After 2020
Vehicle:
Debt obligation(a)	$10,846	$906		$6,140	(d)	$2,254	$1,546
Interest on debt(b)	652	139		358		151	4
Non-Vehicle:
Debt obligation(a)	4,629	703	(c)	265		1,965	1,696
Interest on debt(b)	1,014	130		454		291	139
Total	$17,141	$1,878		$7,217		$4,661	$3,385

(a)	Amounts represent nominal value of debt obligations. See Note 6, "Debt," to the Notes to our condensed consolidated financial statements included in this Report.

(b)	Amounts represent the estimated commitment fees and interest payments based on the principal amounts, minimum non-cancelable maturity dates and applicable interest rates on the debt at June 30, 2016.

(c)
Amount includes $700 million principal related to the 7.50% Senior Notes due October 2018 that were repaid in July 2016 as further described in Note 19, "Subsequent Events," to the Notes to our condensed consolidated financial statements included in this Report.

(d)
Amount includes $89 million outstanding borrowings at June 30, 2016 related to the Australian Securitization which was extended to July 2018 as further described in Note 19, "Subsequent Events," to the Notes to our condensed consolidated financial statements included in this Report.

As of June 30, 2016, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations as set forth in the Contractual Obligations table included in Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2015 Form 10‑K.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

Indemnification Obligations

As described in Note 3, "Discontinued Operations", the Separation and Distribution Agreement with Herc Holdings contains mutual indemnification clauses and a customary indemnification provision with respect to liability arising out of or resulting from assumed legal matters.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other than as described above, there have been no significant changes to our indemnification obligations as compared to those disclosed in Note 16, "Contingencies and Off-Balance Sheet Commitments" of the Notes to our consolidated financial statements included in our 2015 Form 10‑K under the caption Item 8, "Financial Statements and Supplementary Data."

The Company regularly evaluates the probability of having to incur costs associated with indemnification obligations and will accrue for expected losses when they are probable and estimable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements," to the Notes to our condensed consolidated financial statements included in this Report on Form 10‑Q under the caption Item 1, "Condensed Consolidated Financial Statements (Unaudited)."

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Report and in reports we subsequently file with the United States Securities and Exchange Commission ("SEC") on Forms 10‑K and 10-Q and file or furnish on Form 8‑K, and in related comments by our management, include "forward-looking statements." Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts" or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports on Forms 10‑K, 10‑Q and 8‑K.

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC and those described under "Item 1A—Risk Factors" included in this Report on Form 10‑Q. Some of the factors that we believe could affect our results include without limitation:

•	any claims, investigations or proceedings arising as a result of the restatement of our previously issued financial results;

•	our ability to remediate the material weaknesses in our internal controls over financial reporting;

•	levels of travel demand, particularly with respect to airline passenger traffic in the United States and in global markets;

•
the effect of our separation of our vehicle and equipment rental businesses, any failure by Herc Holdings Inc. to comply with the agreements entered into in connection with the separation and our ability to obtain the expected benefits of the separation;

•
significant changes in the competitive environment, including as a result of industry consolidation, and the effect of competition in our markets on rental volume and pricing, including on our pricing policies or use of incentives;

•	increased vehicle costs due to declines in the value of our non-program vehicles;

•	occurrences that disrupt rental activity during our peak periods;

•	our ability to purchase adequate supplies of competitively priced vehicles and risks relating to increases in the cost of the vehicles we purchase;

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	our ability to accurately estimate future levels of rental activity and adjust the number and mix of vehicles used in our rental operations accordingly;

•	our ability to maintain sufficient liquidity and the availability to us of additional or continued sources of financing for our revenue earning vehicles and to refinance our existing indebtedness;

•	our ability to adequately respond to changes in technology and customer demands;

•	our ability to maintain access to third-party distribution channels, including current or favorable prices, commission structures and transaction volumes;

•	an increase in our vehicle costs or disruption to our rental activity, particularly during our peak periods, due to safety recalls by the manufacturers of our vehicles;

•	a major disruption in our communication or centralized information networks;

•	financial instability of the manufacturers of our vehicles;

•	any impact on us from the actions of our franchisees, dealers and independent contractors;

•	our ability to maintain profitability during adverse economic cycles and unfavorable external events (including war, terrorist acts, natural disasters and epidemic disease);

•	shortages of fuel and increases or volatility in fuel costs;

•	our ability to successfully integrate acquisitions and complete dispositions;

•	our ability to maintain favorable brand recognition;

•	costs and risks associated with litigation and investigations;

•
risks related to our indebtedness, including our substantial amount of debt, our ability to incur substantially more debt, the fact that substantially all of our consolidated assets secure certain of our outstanding indebtedness and increases in interest rates or in our borrowing margins;

•	our ability to meet the financial and other covenants contained in our Senior Facilities, our outstanding unsecured Senior Notes and certain asset-backed and asset-based arrangements;

•
changes in accounting principles, or their application or interpretation, and our ability to make accurate estimates and the assumptions underlying the estimates, which could have an effect on earnings;

•	risks associated with operating in many different countries, including the risk of a violation or alleged violation of applicable anticorruption or antibribery laws;

•	our ability to successfully outsource a significant portion of our information technology services or other activities;

•
changes in the existing, or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect our operations, the cost thereof or applicable tax rates;

•	changes to our senior management team and the dependence of our business operations on our senior management team;

•	the effect of tangible and intangible asset impairment charges;

•	our exposure to uninsured claims in excess of historical levels;

•	fluctuations in interest rates and commodity prices;

•	our exposure to fluctuations in foreign exchange rates; and

•	other risks described from time to time in periodic and current reports that we file with the SEC.
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

There is no material change in the information reported under Part II Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," included our 2015 Form 10‑K.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10‑-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2016, due to the identification of material weaknesses in our internal control over financial reporting, as further described in Item 9A of our 2015 Form 10‑K/A, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the period ended June 30, 2016. In December 2015, we signed an agreement to outsource certain information technology application and infrastructure functions to a third party service provider.

The Company began transitioning work to the service provider during the first quarter of 2016 and substantially completed the transition as of May 2016. Functional areas impacted by the outsourcing include business application support, service desk, end user computing support, voice and data network support, and data center operations support.

In May 2016, we signed an agreement to outsource certain functions related to our global accounts payable process to a third party service provider. The Company began the training and transition process during the second quarter of 2016 and is projected to complete the transition by September 2016.

In order to remediate our existing material weaknesses, we require additional time to complete the implementation of our remediation plans and demonstrate the effectiveness of our remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. During 2016, the Company has taken actions to remediate the material weakness associated with the risk assessment process. Specifically, management implemented and enhanced internal controls over certain business processes including our period end financial reporting process of our Brazilian subsidiary.

Other than those items noted above, there were no other material changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

THE HERTZ CORPORATION AND SUBSIDIARIES

PART II—OTHER INFORMATION

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1.   LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Part I, Item I, Note 15, "Contingencies and Off-Balance Sheet Commitments."

ITEM 1A.   RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Our vehicle rental business is particularly sensitive to reductions in the levels of airline passenger travel, and reductions in air travel could materially adversely impact our financial condition, results of operations, liquidity and cash flows.

Our results of operations are affected by many economic factors, including the level of economic activity in the markets in which we operate. At times in the past, the United States ("U.S.") and international markets have experienced declines in economic activity that have affected the vehicle rental market, including a tightening of the credit markets, reduced business and leisure travel, reduced government and consumer spending and volatile fuel prices. The vehicle rental industry is particularly affected by reductions in business and leisure travel, especially with respect to levels of airline passenger traffic. Reductions in levels of air travel, whether caused by general economic conditions, airfare increases (such as due to capacity reductions or increases in fuel costs borne by commercial airlines) or other events (such as work stoppages, military conflicts, terrorist incidents, natural disasters, epidemic diseases, or the response of governments to any of these events) could materially adversely affect us. In particular, we derive a substantial proportion of our revenues from key leisure destinations, including Florida, Hawaii, California, New York and Texas in the U.S. and Europe internationally and the level of travel to these destinations is dependent upon the ability and willingness of consumers to travel on vacation and the effect of economic cycles on consumers’ discretionary travel. To the extent travel to these destinations is adversely affected, our results of operations could be materially adversely affected.

We face intense competition that may lead to downward pricing or an inability to increase prices.

The markets in which we operate are highly competitive. We believe that price is one of the primary competitive factors in the vehicle rental market and that the internet has enabled cost‑conscious customers, including business travelers, to more easily compare rates available from rental companies. If we try to increase our pricing, our competitors, some of whom may have greater resources and better access to capital than us, may seek to compete aggressively on the basis of pricing. In addition, our competitors may reduce prices in order to attempt to gain a competitive advantage, capture market share, or to compensate for declines in rental activity. To the extent we do not match or remain within a reasonable competitive margin of our competitors’ pricing, our revenues and results of operations could be materially adversely affected. If competitive pressures lead us to match any of our competitors’ downward pricing and we are not able to reduce our operating costs, then our margins, results of operations and cash flows could be materially adversely impacted. See Item 1, “Business - U.S. and International Car Rental Operations - Competition” in our Annual Report on Form 10‑K for the year ended December 31, 2015.

Our business is highly seasonal and any occurrence that disrupts rental activity during our peak periods could materially adversely affect our liquidity, cash flows and results of operations.

Certain significant components of our expenses are fixed in the short‑term, including minimum concession fees, real estate taxes, rent, insurance, utilities, maintenance and other facility‑related expenses, the costs of operating our information technology systems and minimum staffing costs. Seasonal changes in our revenues do not alter those fixed expenses, typically resulting in higher profitability in periods when our revenues are higher. The second and third quarters of the year have historically been the strongest quarters for our vehicle rental business due to increased levels

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (CONTINUED)

of leisure travel. Any occurrence that disrupts rental activity during these periods could have a disproportionately material adverse effect on our liquidity, cash flows and results of operations.

If our management is unable to accurately estimate future levels of rental activity and adjust the number and mix of vehicles used in our rental operations accordingly, our results of operations could suffer.

Because vehicle costs typically represent our single largest expense and vehicle purchases are typically made weeks or months in advance of the expected use of the vehicle, our business is dependent upon the ability of our management to accurately estimate future levels of rental activity and consumer preferences with respect to the mix of vehicles used in our rental operations. To the extent we do not purchase sufficient numbers of vehicles, or the right types of vehicles, to meet consumer demand, we may lose revenue to our competitors. If we purchase too many vehicles, our vehicle utilization could be adversely affected and we may not be able to dispose of excess vehicles in a timely and cost effective manner. While purchasing program vehicles is useful in managing our seasonal peak demand for vehicles, program vehicles typically cost more than non-program vehicles. As a result, if our management is unable to accurately estimate future levels of rental activity and determine the appropriate mix of vehicles used in our rental operations, including because of changes in the competitive environment or economic factors outside of our control, our results of operations could suffer.

Increased vehicle cost due to declines in the value of the non-program vehicles in our operations could materially adversely impact our financial condition, results of operations, liquidity and cash flows.

For the six months ended June 30, 2016 and the year ended December 31, 2015, 19% and 35%, respectively, of the vehicles purchased for our U.S. rental operations were program vehicles and 63% and 59%, respectively, of the vehicles purchased for our international rental operations were program vehicles. Manufacturers agree to repurchase program vehicles at a specified price or guarantee the depreciation rate on the vehicles during a specified time period. To the extent the vehicles in our rental operations are non-program vehicles, we have an increased risk that the market value of a vehicle at the time of its disposition will be less than its estimated residual value at such time. Any decrease in residual values with respect to our non-program vehicles could also materially adversely affect our financial condition, results of operations, liquidity and cash flows.

The use of program vehicles enables us to determine our depreciation expense in advance and this is useful to us because depreciation is a significant cost factor in our operations. Using program vehicles is also useful in managing our seasonal peak demand for vehicles, because in certain cases we can sell certain program vehicles shortly after having acquired them at a higher value than what we could for a similar non-program vehicle at that time. If there were fewer program vehicles in our rental operations, these benefits would diminish and we would bear increased risk related to residual value. In addition, the related depreciation on our vehicles and our flexibility to reduce the number of vehicles used in our rental operations by returning vehicles sooner than originally expected without the risk of loss in the event of an economic downturn or to respond to changes in rental demand would be reduced.

We may fail to respond adequately to changes in technology and customer demands.

In recent years our industry has been characterized by rapid changes in technology and customer demands. For example, in recent years, industry participants have taken advantage of new technologies to improve vehicle utilization, decrease customer wait times and improve customer satisfaction. Our industry has also seen the entry of new competitors whose businesses are based on emerging mobile platforms and efforts continue to introduce various types of self-driving vehicles. Our ability to continually improve our current processes and products in response to changes in technology is essential in maintaining our competitive position and maintaining current levels of customer satisfaction. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced product offerings.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (CONTINUED)

If we are unable to purchase adequate supplies of competitively priced vehicles and the cost of the vehicles we purchase increases, our financial condition, results of operations, liquidity and cash flows may be materially adversely affected.

The price and other terms at which we can acquire vehicles vary based on market and other conditions. For example, certain vehicle manufacturers have in the past, and may in the future, utilize strategies to de-emphasize sales to the vehicle rental industry, which can negatively impact our ability to obtain vehicles on competitive terms and conditions. Consequently, there is no guarantee that we can purchase a sufficient number of vehicles at competitive prices and on competitive terms and conditions. If we are unable to obtain an adequate supply of vehicles, or if we obtain less favorable pricing and other terms when we acquire vehicles and are unable to pass on any increased costs to our customers, then our financial condition, results of operations, liquidity and cash flows may be materially adversely affected.

A material downsizing in the number of revenue earning vehicles we own or a change in U.S. tax laws could require us to make additional cash payments for tax liabilities, which could be material.

We have maintained like-kind exchange programs for our U.S. Rental Car business and Donlen for a number of years. Our like-kind exchange programs allow tax gains on the disposition of our revenue earning vehicles to be deferred and have resulted in deferrals of federal and state income taxes for prior years. If a qualified replacement vehicle is not purchased within a specific time period after vehicle disposal, then taxable gain is recognized. A material reduction in the combined net book value of our revenue earning vehicles, a material and extended reduction in vehicle purchases and/or a material downsizing in the number of revenue earnings vehicles, for any reason, could result in reduced tax deferrals in the future, which in turn could require us to make material cash payments for U.S. federal and state income tax liabilities.

In addition, in his fiscal year 2017 budget, President Obama has proposed to modify the like-kind exchange rules for all real and personal property in a manner that would and limit capital gains eligible for §1031 exchanges to $1,000,000 per taxpayer per year and exclude certain personal property from eligibility for §1031 exchanges. We do not expect these proposed changes to have an impact on our ability to defer tax gains on the disposition of our revenue earning vehicles. However, if IRS rules are implemented that limit our ability to defer tax gains on the disposition of our revenue earning vehicles, we could be required to make material cash payments for U.S. federal and state income tax liabilities.

The failure of a manufacturer of our program vehicles to fulfill its obligations under a repurchase or guaranteed depreciation program could expose us to loss on those program vehicles and materially adversely affect certain of our financing arrangements, which could in turn materially adversely affect our liquidity, cash flows, financial condition and results of operations.

If any manufacturer of our program vehicles does not fulfill its obligations under its repurchase or guaranteed depreciation agreement with us, whether due to default, reorganization, bankruptcy or otherwise, then we would have to dispose of those program vehicles without receiving the benefits of the associated programs and we would also be exposed to residual risk with respect to these vehicles. In addition, we could be left with a substantial unpaid claim against the manufacturer with respect to program vehicles that were sold and returned to the manufacturer but not paid for, or that were sold for less than their agreed repurchase price or guaranteed value.

The failure by a manufacturer to pay such amounts could cause a credit enhancement deficiency with respect to our asset‑backed and asset‑based financing arrangements, requiring us to either reduce the outstanding principal amount of debt or provide more collateral (in the form of cash, vehicles and/or certain other contractual rights) to the creditors under any such affected arrangement.

If one or more manufacturers were to adversely modify or eliminate repurchase or guaranteed depreciation programs in the future, our access to and the terms of asset‑backed and asset‑based debt financing could be adversely affected, which could in turn have a material adverse effect on our liquidity, cash flows, financial condition and results of operations.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (CONTINUED)

We rely on third‑party distribution channels for a significant amount of our revenues.

Third-party distribution channels accounted for a significant amount of our vehicle rental reservations for the six months ended June 30, 2016 and the year ended December 31, 2015. These third-party distribution channels include traditional and online travel agencies, third-party internet sites, airlines and hotel companies, marketing partners such as credit card companies and membership organizations and global distribution systems that allow travel agents, travel service providers and customers to connect directly to our reservations systems. Loss of access to any of these channels, changes in pricing or commission structures or a reduction in transaction volume could have an adverse impact on our financial condition or results of operations, particularly if our customers are unable to access our reservation systems through alternate channels.

We may not be successful in implementing our strategy of further reducing operating costs and our cost reduction initiatives may have adverse consequences.

We are continuing to implement initiatives to reduce our operating expenses. These initiatives may include headcount reductions, business process outsourcing, business process re‑engineering, internal reorganization and other expense controls. We cannot assure you that our cost reduction initiatives will achieve any further success. Whether or not successful, our cost reduction initiatives involve significant expenses and we expect to incur further expenses associated with these initiatives, some of which may be material in the period in which they are incurred.

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

An impairment of our goodwill or our indefinite-lived intangible assets could have a material noncash adverse impact on our results of operations.

We review our goodwill and indefinite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and at least annually. If economic deterioration occurs, then we may be required to record charges for goodwill or indefinite lived intangible asset impairments in the future, which could have a material adverse non‑cash impact on our results of operations.

Our foreign operations expose us to risks that may materially adversely affect our results of operations, liquidity and cash flows.

A significant portion of our annual revenues are generated outside the U.S., and we intend to pursue additional international growth opportunities. Operating in many different countries exposes us to varying risks, which include: (i) multiple, and sometimes conflicting, foreign regulatory requirements and laws that are subject to change and are often much different than the domestic laws in the U.S., including laws relating to taxes, automobile‑related liability, insurance rates, insurance products, consumer privacy, data security, employment matters, cost and fee recovery, and the protection of our trademarks and other intellectual property; (ii) the effect of foreign currency translation risk, as

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (CONTINUED)

well as limitations on our ability to repatriate income; (iii) varying tax regimes, including consequences from changes in applicable tax laws; (iv) local ownership or investment requirements, as well as difficulties in obtaining financing in foreign countries for local operations; and (v) political and economic instability, natural calamities, war, and terrorism. The effects of these risks may, individually or in the aggregate, materially adversely affect our results of operations, liquidity, cash flows and ability to diversify internationally.

Our international operations are based in Uxbridge, England and we have significant vehicle rental operations in the United Kingdom and the Eurozone. The United Kingdom held a referendum on June 23, 2016 in which a majority voted for the United Kingdom’s withdrawal from the European Union (the “Brexit”). In order to effect the Brexit, a process of negotiation will determine the future terms of the United Kingdom’s relationship with the European Union. Depending on the terms of Brexit, if any, the United Kingdom could lose access to the single European Union market and to the global trade deals negotiated by the European Union on behalf of its members. The effects of the Brexit vote and the perceptions as to the impact of the withdrawal of the United Kingdom from the European Union may adversely affect business activity and economic and market conditions in the United Kingdom, the Eurozone and globally, could make it more difficult for us to manage our international operations out of the United Kingdom and could contribute to instability in global financial and foreign exchange markets. In addition, Brexit could lead to additional political, legal and economic instability in the European Union.

Additionally, operating in many different countries also increases the risk of a violation, or alleged violation, of the United States Foreign Corrupt Practices Act, the U.K. Bribery Act, other applicable anti-corruption laws and regulations, the economic sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control and the anti-boycott regulations administered by the U.S. Department of Commerce's Office of Anti-boycott Compliance. Any failure to comply with these laws, even if inadvertent, could result in significant penalties or otherwise harm the Company’s reputation and business. There can be no assurance that all of our employees, contractors and agents will comply with the Company’s policies that mandate compliance with these laws. Violations of these laws could be costly and disrupt the Company’s business, which could have a material adverse effect on its business, financial condition and results of operations.

Manufacturer safety recalls could create risks to our business.

Our vehicles may be subject to safety recalls by their manufacturers. The Raechel and Jacqueline Houck Safe Rental Car Act of 2015 prohibits us from renting vehicles with open federal safety recalls and to repair or address these recalls prior to renting or selling the car. Any federal safety recall with respect to our vehicles would require us to decline to rent recalled vehicles until we can arrange for the steps described in the recall to be taken. If a large number of vehicles are the subject of a recall or if needed replacement parts are not in adequate supply, we may not be able to rent recalled vehicles for a significant period of time. Those types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our vehicles, and could also result in the loss of business to our competitors. Depending on the severity of any recall, it could materially adversely affect our revenues, create customer service problems, reduce the residual value of the recalled vehicles and harm our general reputation.

Our business is heavily reliant upon communications networks and centralized information technology systems and the concentration of our systems creates risks for us.

We rely heavily on communication networks and information technology systems to accept reservations, process rental and sales transactions, manage our pricing, manage our revenue earning vehicles, manage our financing arrangements, account for our activities and otherwise conduct our business. Our reliance on these networks and systems exposes us to various risks that could cause a loss of reservations, interfere with our ability to manage our vehicles, slow rental and sales processes, adversely affect our ability to comply with our financing arrangements and otherwise materially adversely affect our ability to manage our business effectively. Our major information technology systems, reservations and accounting functions are centralized in a few locations worldwide. Any disruption, termination or substandard provision of these services, whether as the result of localized conditions (such as a fire, explosion or hacking), failure of our systems to function as designed, or as the result of events or circumstances of broader geographic impact (such as an earthquake, storm, flood, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal reservations, customer service, accounting and information

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (CONTINUED)

technology functions or by eliminating access to financing arrangements. Any disruption or poor performance of our systems could lead to lower revenues, increased costs or other material adverse effects on our results of operations.

Failure to maintain, upgrade and consolidate our information technology networks could adversely affect us.

We are continuously upgrading and consolidating our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. In particular, we currently have material weaknesses in our internal controls and in certain instances enhancements to our accounting systems may assist in the remediation of these material weaknesses. In addition, we have decided to outsource a significant portion of our information technology services. These types of activities subject us to additional costs and inherent risks associated with outsourcing, replacing and changing these systems, including impairment of our ability to manage our business, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to outsourcing alternatives, new systems or of integrating new systems into our current systems. Our outsourcing initiatives and system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the implementation of our outsourcing initiatives and new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated and our competitive position may be adversely affected if we are unable to maintain systems that allow us to manage our business in a competitive manner.

The misuse or theft of information we possess, including as a result of cyber security breaches, could harm our brand, reputation or competitive position and give rise to material liabilities.

We regularly possess, store and handle non‑public information about millions of individuals and businesses, including both credit and debit card information and other sensitive and confidential personal information. In addition, our customers regularly transmit confidential information to us via the internet and through other electronic means. Despite the security measures we currently have in place, our facilities and systems and those of our third‑party service providers may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deception of our employees or contractors. Many of the techniques used to obtain unauthorized access, including viruses, worms and other malicious software programs, are difficult to anticipate until launched against a target and we may be unable to implement adequate preventative measures. Our failure to maintain the security of that data, whether as the result of our own error or the malfeasance or errors of others, could harm our reputation, interrupt our operations, result in governmental investigations and give rise to a host of civil or criminal liabilities. Any such failure could lead to lower revenues, increased remediation, prevention and other costs and other material adverse effects on our results of operations.

Our leases and vehicle rental concessions expose us to risks.

We maintain a substantial network of vehicle rental locations at a number of airports in the U.S. and internationally. Many of these locations are leased and, in the case of airport vehicle rental locations, the subject of vehicle rental concessions where vehicle rental companies are frequently required to bid periodically for the available locations. If we are unable to continue operating these facilities at their current locations due to the termination of leases or vehicle rental concessions, particularly at airports, which comprise a majority of our revenues, our operating results could be adversely affected.

Maintaining favorable brand recognition is essential to our success, and failure to do so could materially adversely affect our results of operations.

Our business is heavily dependent upon the favorable brand recognition that our “Hertz”, “Dollar” and “Thrifty” brand names have in the markets in which they participate. Factors affecting brand recognition are often outside our control, and our efforts to maintain or enhance favorable brand recognition, such as marketing and advertising campaigns, may not have their desired effects. In addition, although our licensing partners are subject to contractual requirements

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (CONTINUED)

to protect our brands, it may be difficult to monitor or enforce such requirements, particularly in foreign jurisdictions. Any decline in perceived favorable recognition of our brands could materially adversely affect our results of operations.

Our business operations are dependent upon our new senior management team and the ability of our other new employees to learn their new roles.

Within the past three years, we have substantially changed our senior management team and have replaced many of the other employees performing key functions at our corporate headquarters. We have a new Chief Executive Officer who started on November 20, 2014, a new Chief Financial Officer who started on December 9, 2013 and many other new members of our senior management team. In addition, in connection with the transition of our corporate headquarters from Park Ridge, New Jersey to Estero, Florida, we have replaced many other employees in other key functions. As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements, policies and procedures, some of which are new, and key information technologies and related infrastructure used in our day‑to‑day operations and financial reporting and we may experience additional costs as new employees learn their roles and gain necessary experience. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, if we were to lose the services of any one or more key employees, whether due to death, disability or termination of employment, our ability to successfully implement our business strategy, financial plans, marketing and other objectives, could be significantly impaired.

We may face issues with our union employees.

Labor contracts covering the terms of employment of approximately 5,900 employees in the U.S. (including those in the U.S. territories) are presently in effect under approximately 110 active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists. These contracts are renegotiated periodically. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been good, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization, which could lead to increases in our operating costs and/or constraints on our operating flexibility.

The restatement of our previously issued financial statements has been time consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.

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

We are also subject to a number of claims, investigations and proceedings arising out of the misstatements in our financial statements, including an investigation by the New York Regional Office of the SEC. In addition, in December 2014 a state securities regulator requested information and starting in June 2016 the Company has had communications with the United States Attorney's Office for the District of New Jersey regarding the same or similar events. See below under “The restatement of our previously issued financial results has resulted in government investigations and could result in government enforcement actions and private litigation that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.”

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (CONTINUED)

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a‑15(f) under the Exchange Act. As further described in Item 9A in our Annual Report on Form 10‑K for the year ended December 31, 2015, as amended, management has identified material weaknesses in our internal control over financial reporting.

As a result of the material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015. The assessment was based on criteria established in Internal Control‑Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. We are actively engaged in remediation activities designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements, and may be required to seek additional waivers or repay amounts under these financing arrangements earlier than anticipated, which could adversely impact our liquidity and financial condition. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. The next time we evaluate our internal control over financial reporting, if we identify one or more new material weaknesses or are unable to timely remediate our existing weaknesses, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms. We may also lose assets if we do not maintain adequate internal controls.

The restatement of our previously issued financial results has resulted in government investigations and could result in government enforcement actions and private litigation that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.

We are subject to securities class action litigation relating to our previous public disclosures. In addition, the New York Regional Office of the SEC is currently investigating the events disclosed in certain of our filings with the SEC. A state securities regulator has also requested information and starting in June 2016 we have had communications with the United States Attorney’s Office for the District of New Jersey regarding the same or similar events. For additional discussion of these matters, see Note 16, “Contingencies and Off-Balance Sheet Commitments,” to our audited annual consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2015 and Note 15, "Contingencies and Off-Balance Sheet Commitments" to the interim unaudited condensed consolidated financial statements included in this report. We could also become subject to private litigation or investigations, or one or more government enforcement actions, arising out of the misstatements in our previously issued financial statements. Our management may be required to devote significant time and attention to these matters, and these and any additional matters that arise could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. While we cannot estimate our potential exposure in these matters at this time, we have already expended significant amounts investigating the claims underlying and defending this litigation and expect to continue to need to expend significant amounts to defend this litigation.

We may pursue strategic transactions which could be difficult to implement, disrupt our business or change our business profile significantly.

Any future strategic acquisition or disposition of assets or a business could involve numerous risks, including: (i) potential disruption of our ongoing business and distraction of management; (ii) difficulty integrating the acquired business or

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (CONTINUED)

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

The agreements we entered into in connection with the Spin-Off may distract our management and expose us to claims and liabilities.

Hertz Global and Herc Holdings entered into a separation and distribution agreement and various other agreements to govern the separation of Hertz Global from Herc Holdings and the relationship between the two companies going forward. Certain of these agreements provide for the performance of services by Hertz Global and its subsidiaries, including Hertz, for the benefit of Herc Holdings and its subsidiaries for up to three years following the date of the Spin-Off, including with respect to the preparation of financial reports filed with the Securities and Exchange Commission. Certain of these agreements also impose certain obligations, including indemnification obligations, on Herc Holdings for the benefit of Hertz Global. If Herc Holdings is unable to satisfy its obligations under these agreements, Hertz Global could incur losses. These arrangements could also distract management of Hertz Global and lead to disputes between Hertz Global and Herc Holdings over the allocation of assets and liabilities between Hertz Global and Herc Holdings.

If, following the completion of the Spin-Off, there is a determination that any of the Spin-Off or the internal spin-off transactions completed in connection with the Spin-Off (collectively with the Spin-Off, the “Spin-Offs”) is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the IRS private letter ruling or tax opinions are incorrect or for any other reason, then Herc Holdings and its stockholders could incur significant U.S. federal income tax liabilities and Hertz Global could incur significant liabilities.

Herc Holdings received a private letter ruling from the IRS to the effect that, subject to the accuracy of and compliance with certain representations, assumptions and covenants, (i) the Spin-Off will qualify as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Code, and (ii) the internal spin-off transactions will qualify as tax free under Section 355 of the Code. A private letter ruling from the IRS generally is binding on the IRS. However, the IRS ruling did not rule that the Spin-Offs satisfied every requirement for a tax-free spin-off, and Herc Holdings relied solely on opinions of KPMG LLP and Debevoise & Plimpton LLP to determine that such additional requirements were satisfied. The ruling and the opinions relied on certain facts, assumptions, representations and undertakings from Herc Holdings and Hertz Holdings regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings were incorrect or not otherwise satisfied, Herc Holdings, its affiliates and its stockholders may not be able to rely on the ruling or the opinions of tax advisors and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax advisors, the IRS could determine on audit that the Spin-Offs and related transactions are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinions that are not covered by the private letter ruling, or for any other reason, including as a result of certain significant changes in the stock ownership of Herc Holdings or Hertz Global after the Spin-Off. If the Spin-Offs or related transactions are determined to be taxable for U.S. federal income tax purposes, Herc Holdings and, in certain cases, its stockholders could incur significant U.S. federal income tax liabilities, including taxation on the value of the Hertz Global stock distributed in the Spin-Off and the value of other companies distributed in the internal Spin-Off transactions, and Hertz Global could incur significant liabilities, either directly to the tax authorities or under a Tax Matters Agreement entered into with Herc Holdings.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (CONTINUED)

Some or all of our deferred tax assets could expire if we experience an “ownership change” as defined in Section 382 of the Code.

An “ownership change” could limit our ability to utilize tax attributes, including net operating losses, capital loss carryovers, excess foreign tax carry forwards, and credit carryforwards, to offset future taxable income. As of December 31, 2015, we had U.S. federal net operating loss carryforwards of approximately $3.9 billion (which begin to expire in 2029). Our ability to use such tax attributes to offset future taxable income and tax liabilities may be significantly limited if we experience an “ownership change” as defined in Section 382(g) of the Code. In general, an ownership change will occur when the percentage of Hertz Global's ownership (by value) of one or more “5-percent shareholders” (as defined in the Code) has increased by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally should be subject to an annual limitation on its pre-ownership change tax loss carryforward equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation accumulates each year to the extent that there is any unused limitation from a prior year. The limitation on our ability to utilize tax losses and credit carryforwards arising from an ownership change under Section 382 depends on the value of our equity at the time of any ownership change. If we were to experience an “ownership change”, it is possible that a significant portion of our tax loss carryforwards could expire before we would be able to use them to offset future taxable income. Many states adopt the federal section 382 rules and therefore have similar limitations with respect to state tax attributes.

We face risks related to liabilities and insurance.

Our businesses expose us to claims for personal injury, death and property damage resulting from the use of the vehicles rented or sold by us, and for employment‑related injury claims by our employees. The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles rented from the Company. Currently, we generally self‑insure up to $10 million per occurrence in the U.S. and up to $5 million in Europe for vehicle and general liability exposures, $5 million for employment‑related injury claims, and we also maintain insurance with unaffiliated carriers in excess of such levels up to $200 million per occurrence for the current policy year, or in the case of international operations outside of Europe, in such lower amounts as we deem adequate given the risks. We cannot assure you that we will not be exposed to uninsured liability at levels in excess of our historical levels resulting from multiple payouts or otherwise, that liabilities in respect of existing or future claims will not exceed the level of our insurance, that we will have sufficient capital available to pay any uninsured claims or that insurance with unaffiliated carriers will continue to be available to us on economically reasonable terms or at all. See Item 1, “Business - Insurance and Risk Management” and Note 16, “Contingencies and Off-Balance Sheet Commitments,” to our audited annual consolidated financial statements, in each case included in our Annual Report on Form 10‑K for the year ended December 31, 2015.

We could face a significant withdrawal liability if we withdraw from participation in multiemployer pension plans or in the event other employers in such plans become insolvent and certain multiemployer plans in which we participate are reported to have underfunded liabilities, any of which could have a material adverse effect on our financial position, results of operations or cash flows.

We could face a significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate or in the event other employers in such plans become insolvent, any of which could have a material adverse effect on our financial position, results of operations or cash flows.

We participate in various “multiemployer” pension plans. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump‑sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. Our multiemployer plans could have significant underfunded liabilities. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (CONTINUED)

than expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events could have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 7 to our audited annual consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2015.

Environmental laws and regulations and the costs of complying with them, or any liability or obligation imposed under them, could materially adversely affect our financial position, results of operations or cash flows.

We are subject to federal, state, local and foreign environmental laws and regulations in connection with our operations, including with respect to the ownership and operation of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor and waste oils. We cannot assure you that our tanks will at all times remain free from leaks or that the use of these tanks will not result in significant spills or leakage. If leakage or a spill occurs, it is possible that the resulting costs of cleanup, investigation and remediation, as well as any resulting fines, could be significant. We cannot assure you that compliance with existing or future environmental laws and regulations will not require material expenditures by us or otherwise have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Item 1, “Business - Governmental Regulation and Environmental Matters” included in our Annual Report on Form 10‑K for the year ended December 31, 2015.

The U.S. Congress and other legislative and regulatory authorities in the U.S. and internationally have considered, and will likely continue to consider, numerous measures related to climate change and greenhouse gas emissions. Should rules establishing limitations on greenhouse gas emissions or rules imposing fees on entities deemed to be responsible for greenhouse gas emissions become effective, demand for our services could be affected, our vehicle, and/or other, costs could increase, and our business could be adversely affected.

Changes in the U.S. legal and regulatory environment that affect our operations, including laws and regulations relating to taxes, automobile‑related liability, insurance rates, insurance products, consumer privacy, data security, employment matters, licensing and franchising, automotive retail sales, cost and fee recovery and the banking and financing industry could disrupt our business, increase our expenses or otherwise have a material adverse effect on our results of operations.

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

Any new, or change in existing, U.S. law and regulation with respect to optional insurance products or policies could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. For further discussion regarding how changes in the regulation of insurance intermediaries may affect us, see Item 1, “Business - Risk Management” included in our Annual Report on Form 10‑K for the year ended December 31, 2015. If customers decline to purchase supplemental liability insurance products from us as a result of any changes in these laws or otherwise, our results of operations could be materially adversely affected.

Changes in the U.S. and E.U. legal and regulatory environments in the areas of customer and employee privacy, data security, and cross‑border data flows could have a material adverse effect on our business, primarily through the impairment of our marketing and transaction processing activities, and the resulting costs of complying with such legal and regulatory requirements. It is also possible that we could face significant liability for failing to comply with any such requirements.

We derive revenue through rental activities of the Hertz, Dollar and Thrifty brands under franchise and license arrangements. These arrangements are subject to a number of federal and state laws and regulations that impose limitations on our interactions with counter‑parties. In addition, the automotive retail industry, including our network of company‑operated vehicle sales locations, is subject to a wide range of federal, state and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales and related finance and insurance matters, advertising, licensing, consumer protection and consumer privacy. Changes in these laws and regulations that impact our franchising and licensing arrangements or our automotive retail sales could adversely impact our results.

THE HERTZ CORPORATION AND SUBSIDIARIES

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

Certain new or proposed laws and regulations with respect to the banking and finance industries, including the Dodd‑Frank Wall Street Reform and Consumer Protection Act and amendments to Regulation AB, could restrict our access to certain financing arrangements and increase our financing costs, which could have a material adverse effect on our financial position, results of operations, liquidity and cash flows.

RISKS RELATED TO OUR SUBSTANTIAL INDEBTEDNESS

Our substantial level of indebtedness could materially adversely affect our results of operations, cash flows, liquidity and ability to compete in our industry.

As of June 30, 2016, we had debt outstanding of $15.5 billion, exclusive of unamortized debt issuance costs, discounts and premiums. Our substantial indebtedness could materially adversely affect us. For example, it could: (i) make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our various credit facilities, resulting in possible defaults on, and acceleration or early amortization of, such indebtedness; (ii) be difficult to refinance or borrow additional funds in the future; (iii) require us to dedicate a substantial portion of our cash flows from operations and investing activities to make payments on our debt, which would reduce our ability to fund working capital, capital expenditures or other general corporate purposes; (iv) increase our vulnerability to general adverse economic and industry conditions (such as credit‑related disruptions), including interest rate fluctuations, because a portion of our borrowings are at floating rates of interest and are not hedged against rising interest rates, and the risk that one or more of the financial institutions providing commitments under our revolving credit facilities fails to fund an extension of credit under any such facility, due to insolvency or otherwise, leaving us with less liquidity than expected; (v) place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; and (vi) limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins. While the terms of the agreements and instruments governing our outstanding indebtedness contain certain restrictions upon our ability to incur additional indebtedness, they do not fully prohibit us from incurring substantial additional indebtedness and do not prevent us from incurring obligations that do not constitute indebtedness. If new debt or other obligations are added to our current liability levels without a corresponding refinancing or redemption of our existing indebtedness and obligations, these risks would increase. For a description of the amounts we have available under certain of our debt facilities, see Part 1 Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Borrowing Capacity and Availability” in this Report on Form 10‑Q.

Our ability to manage these risks depends on financial market conditions as well as our financial and operating performance, which, in turn, is subject to a wide range of risks, including those described under “Risks Related to Our Business.”

If our capital resources (including borrowings under our revolving credit facilities and access to other refinancing indebtedness) and operating cash flows are not sufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to do, among other things, one or more of the following: (i) sell certain of our assets; (ii) reduce the number of our revenue earning vehicles; (iii) reduce or delay capital expenditures; (iv) obtain additional equity capital; (v) forgo business opportunities, including acquisitions and joint ventures; or (vi) restructure or refinance all or a portion of our debt on or before maturity.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (CONTINUED)

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

Our reliance on asset‑backed and asset‑based financing arrangements to purchase vehicles subjects us to a number of risks, many of which are beyond our control.

We rely significantly on asset‑backed and asset‑based financing to purchase vehicles. If we are unable to refinance or replace our existing asset‑backed and asset‑based financing or continue to finance new vehicle acquisitions through asset‑backed or asset‑based financing on favorable terms, on a timely basis, or at all, then our costs of financing could increase significantly and have a material adverse effect on our liquidity, interest costs, financial condition, cash flows and results of operations.

Our asset‑backed and asset‑based financing capacity could be decreased, our financing costs and interest rates could be increased, or our future access to the financial markets could be limited, as a result of risks and contingencies, many of which are beyond our control, including: (i) the acceptance by credit markets of the structures and structural risks associated with our asset‑backed and asset‑based financing arrangements; (ii) the credit ratings provided by credit rating agencies for our asset‑backed indebtedness; (iii) third parties requiring changes in the terms and structure of our asset‑backed or asset‑based financing arrangements, including increased credit enhancement or required cash collateral and/or other liquid reserves; (iv) the insolvency or deterioration of the financial condition of one or more of our principal vehicle manufacturers; or (v) changes in laws or regulations, including judicial review of issues of first impression, that negatively impact any of our asset‑backed or asset‑based financing arrangements.

Any reduction in the value of certain revenue earning vehicles could effectively increase our vehicle costs, adversely impact our profitability and potentially lead to decreased borrowing base availability in our asset‑backed and certain asset‑based vehicle financing facilities due to the credit enhancement requirements for such facilities, which could increase if market values for vehicles decrease below net book values for those vehicles. In addition, if disposal of vehicles in the used vehicle marketplace were to become severely limited at a time when required collateral levels were rising and as a result we failed to meet the minimum required collateral levels, the principal under our asset‑backed and certain asset‑based financing arrangements may be required to be repaid sooner than anticipated with vehicle disposition proceeds and lease payments we make to our special purpose financing subsidiaries. If that were to occur, the holders of our asset‑backed and certain asset‑based debt may have the ability to exercise their right to direct the trustee or other secured party to foreclose on and sell vehicles to generate proceeds sufficient to repay such debt.

The occurrence of certain events, including those described in the paragraph above, could result in the occurrence of an amortization event pursuant to which the proceeds of sales of vehicles that collateralize the affected asset‑backed financing arrangement would be required to be applied to the payment of principal and interest on the affected facility or series, rather than being reinvested in our revenue earning vehicles. In the case of our asset‑backed financing arrangements, certain other events, including defaults by us and our affiliates in the performance of covenants set forth in the agreements governing certain vehicle debt, could result in the occurrence of a liquidation event with the passing of time or immediately pursuant to which the trustee or holders of the affected asset‑backed financing arrangement would be permitted to require the sale of the assets collateralizing that series. Any of these consequences could affect our liquidity and our ability to maintain sufficient levels of revenue earning vehicles to meet customer demands and could trigger cross‑defaults under certain of our other financing arrangements.

Substantially all of our consolidated assets secure certain of our outstanding indebtedness, which could materially adversely affect our debt and equity holders and our business.

Substantially all of our consolidated assets, including our revenue earning vehicles and Donlen’s lease portfolio, are subject to security interests or are otherwise encumbered for the lenders under our senior credit facilities, asset‑backed and asset‑based financing arrangements. As a result, the lenders under those facilities would have a prior claim on such assets in the event of our bankruptcy, insolvency, liquidation or reorganization, and we may not have sufficient

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (CONTINUED)

funds to pay in full, or at all, all of our creditors or make any amount available to holders of our equity. The same is true with respect to structurally senior obligations: in general, all liabilities and other obligations of a subsidiary must be satisfied before the assets of such subsidiary can be made available to the creditors (or equity holders) of the parent entity.

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

Certain of our credit facilities and other asset‑based and asset‑backed financing arrangements contain covenants that, among other things, restrict Hertz and its subsidiaries’ ability to: (i) dispose of assets; (ii) incur additional indebtedness; (iii) incur guarantee obligations; (iv) prepay other indebtedness or amend other financing arrangements; (v) pay dividends; (vi) create liens on assets; (vii) sell assets; (viii) make investments, loans, advances or capital expenditures; (ix) make acquisitions; (x) engage in mergers or consolidations; (xi) change the business conducted by us; and (xii) engage in certain transactions with affiliates.

Commencing with the fiscal quarter ending September 30, 2016, our new Senior RCF (as defined in “Description of Certain Indebtedness” below) subjects us to a financial maintenance covenant. Our ability to comply with this covenant will depend on our ongoing financial and operating performance, which in turn are subject to, among other things, the risks identified in “Risks Related to Our Business.”

The agreements governing our financing arrangements contain numerous covenants. The breach of any of these covenants or restrictions could result in a default under the relevant agreement, which could, in turn, cause cross‑defaults under our other financing arrangements. In such event, we may be unable to borrow under the Senior RCF (as defined in “Description of Certain Indebtedness” below) and certain of our other financing arrangements and may not be able to repay the amounts due under such arrangements, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a)	Exhibits:

The attached list of exhibits in the "Exhibit Index" immediately following the signature page to this Report is filed as part of this Form 10‑Q and is incorporated herein by reference in response to this item.

THE HERTZ CORPORATION AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 12, 2016	THE HERTZ CORPORATION (Registrant)
		By:	/s/ THOMAS C. KENNEDY
Thomas C. Kennedy Senior Executive Vice President and Chief Financial Officer

THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
2.1
Separation and Distribution Agreement, dated June 30, 2016, by and between Hertz Global Holdings, Inc. and Herc Holdings Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

4.5.15
Fourth Amended and Restated Master Exchange Agreement, dated as of June 30, 2016, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Sales LLC, Hertz Car Exchange Inc., and DB Services Americas, Inc. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

4.5.16
Fourth Amended and Restated Escrow Agreement, dated as of June 30, 2016, among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz General Interest LLC, Hertz Car Sales LLC, Hertz Car Exchange Inc., and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

10.1.1
Credit Agreement, dated as of June 30, 2016, among The Hertz Corporation, the subsidiary borrowers from time to time party thereto, the several banks and other financial institutions from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

10.1.2
Guarantee and Collateral Agreement, dated as of June 30, 2016, made by Rental Car Intermediate Holdings, LLC, The Hertz Corporation and certain of its subsidiaries from time to time party thereto, in favor of Barclays Bank PLC, as collateral agent and administrative agent (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

10.2.1
Hertz Global Holdings, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 99.1 to Hertz Global Holdings, Inc.’s Registration Statement on Form S-8 (File No. 333-212249), as filed on June 24, 2016).

10.6
Hertz Global Holdings, Inc. Senior Executive Bonus Plan, effective May 18, 2016 (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

10.22
Tax Matters Agreement, dated June 30, 2016, by among Herc Holdings Inc., The Hertz Corporation, Herc Rentals Inc. and Hertz Global Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

10.23
Transition Services Agreement, dated June 30, 2016, by and between Hertz Global Holdings, Inc. and Herc Holdings Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

10.24
Employee Matters Agreement, dated June 30, 2016, by and between Hertz Global Holdings, Inc. and Herc Holdings Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

10.25
Intellectual Property Agreement, dated June 30, 2016, by among The Hertz Corporation, Hertz System, Inc. and Herc Rentals Inc. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

10.26
Confidentiality Agreement, dated June 30, 2016, by and between Hertz Global Holdings, Inc. and the entities listed in the agreement (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

10.27
Registration Rights Agreement, dated June 30, 2016, by and between Hertz Global Holdings, Inc. and the entities listed in the agreement (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

10.28
Hertz Global Holdings, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to Hertz Global Holdings, Inc.’s Registration Statement on Form S-8 (File No. 333-212248), as filed on June 24, 2016).

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